Form 10-Q
period 1997-03-30
ISP HOLDINGS INC
filed 1997-05-12
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 30, 1997

                                      OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-17827

                               ISP HOLDINGS INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               51-0376469
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 818 Washington Street, Wilmington, Delaware                     19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (302) 428-0847

                               (Not applicable)
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES  /X/          NO  / /


As of May 9, 1997, 1,759,154 shares of the Registrant's common stock (par value, $.01 per share) were outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS

                               ISP HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                                Quarter Ended
                                             --------------------
                                             March 31,  March 30,
                                               1996       1997
                                             ---------  ---------

Net sales................................    $ 185,611   $191,157
                                             ---------  ---------

Costs and expenses:
  Cost of products sold..................      112,896    114,161
  Selling, general and administrative....       35,224     37,336
  Goodwill amortization..................        3,300      3,317
                                             ---------  ---------
    Total costs and expenses.............      151,420    154,814
                                             ---------  ---------

Operating income.........................       34,191     36,343
Interest expense.........................       (7,896)   (18,597)
Equity in earnings of joint venture......        1,414      1,385
Other income, net........................        3,566      6,043
                                             ---------  ---------
Income from continuing operations before
  income taxes and extraordinary item....       31,275     25,174
Income taxes.............................      (11,415)    (9,194)
Minority interest in income of
  subsidiary.............................       (3,496)    (3,776)
                                             ---------  ---------
Income from continuing operations before
  extraordinary item.....................       16,364     12,204
Loss from discontinued operations, net
  of income tax benefits.................       (9,245)         -
                                             ---------  ---------
Income before extraordinary item.........        7,119     12,204
Extraordinary item, net of income
  tax benefit of $5,016..................       (8,186)         -
                                             ---------  ---------
Net income (loss)........................    $  (1,067) $  12,204
                                             =========  =========

                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,    March 30,
                                                        1996          1997
                                                    ------------  ----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents.....................     $   17,938   $   17,920
  Investments in trading securities.............          2,334       27,328
  Investments in available-for-sale securities..        158,698      205,177
  Investments in held-to-maturity securities....          1,977        2,214
  Other short-term investments..................         21,435       20,619
  Accounts receivable, trade, net...............         66,875       77,229
  Accounts receivable, other...................          12,835       29,681
  Receivable from affiliates, net...............          5,236        8,240
  Inventories...................................        108,586      110,794
  Net current assets of discontinued operations.        206,708            -
  Other current assets..........................         13,239       12,919
                                                     ----------   ----------
    Total Current Assets........................        615,861      512,121
Property, plant and equipment, net..............        493,243      495,963
Goodwill, net...................................        421,017      417,700
Other assets....................................         70,311       63,802
                                                     ----------   ----------
Total Assets....................................     $1,600,432   $1,489,586
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt...............................     $   22,282   $   50,694
  Current maturities of long-term debt..........            610          554
  Accounts payable..............................         43,465       49,981
  Accrued liabilities...........................         66,907       71,435
  Income taxes..................................          5,751        5,989
                                                     ----------   ----------
    Total Current Liabilities...................        139,015      178,653
                                                     ----------   ----------
Long-term debt less current maturities..........        834,284      866,808
                                                     ----------   ----------
Deferred income taxes...........................         53,612       44,236
                                                     ----------   ----------
Net noncurrent liabilities of discontinued
  operations....................................        353,880            -
                                                     ----------   ----------
Other liabilities...............................         60,758       59,516
                                                     ----------   ----------
Minority interest in subsidiary.................        116,230      120,065
                                                     ----------   ----------

Shareholder's Equity:
  Cumulative redeemable convertible preferred
    stock, $.01 par value per share; 800,000
    shares authorized:  0 shares issued.........              -            -
  Common stock, $.01 par value per share;
    3,000,000 shares authorized: 1,769,054
    shares issued...............................              -           18
  Additional paid-in capital....................         46,426      212,487
  Treasury stock, at cost - 9,900 shares........              -         (839)
  Accumulated deficit...........................        (13,925)      (1,721)
  Cumulative translation adjustment and other...         10,152       10,363
                                                     ----------   ----------
    Shareholder's Equity........................         42,653      220,308
                                                     ----------   ----------
Total Liabilities and Shareholder's Equity .....     $1,600,432   $1,489,586
                                                     ==========   ==========


                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Quarter Ended
                                                          -------------------
                                                          March 31,  March 30,
                                                            1996       1997
                                                          ---------  --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period.........   $ 14,080   $ 17,938
                                                          --------   --------

Cash provided by operating activities:
  Net income (loss).....................................    (1,067)    12,204
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Loss from discontinued operations................      9,245          -
      Extraordinary item...............................      8,186          -
      Depreciation.....................................      9,102     10,006
      Goodwill amortization............................      3,300      3,317
      Deferred income taxes............................     (4,905)     6,626
  (Increase) decrease in working capital items.........     (8,975)   (17,996)
  Purchases of trading securities......................    (12,531)   (24,216)
  Proceeds from sales of trading securities............     13,159      6,406
  Change in net receivable from/payable to related
    parties............................................     (1,903)    (3,004)
  Change in cumulative translation adjustment..........     (2,307)    (4,936)
  Change in minority interest in subsidiary............      3,046      2,881
  Other, net...........................................      5,271      4,872
                                                          --------   --------
    Net cash provided by (used in) operating activities     19,621     (3,840)
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition.................     (9,871)   (13,945)
  Cash flow from discontinued operations...............      1,046          -
  Purchases of available-for-sale securities...........    (36,856)   (73,956)
  Purchases of held-to-maturity securities.............     (3,306)    (1,623)
  Proceeds from sales of available-for-sale securities.     72,587     31,739
  Proceeds from held-to-maturity securities............      3,118      1,386
                                                          --------   --------
    Net cash provided by (used in) investing activities     26,718    (56,399)
                                                          --------   --------

Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt...............    (14,081)    28,412
  Increase in borrowings under revolving credit
    facility...........................................      6,200     32,575
  Other increase (decrease) in long-term debt, net.....        504       (140)
  Decrease in loans from affiliate.....................    (20,671)         -
  Financing fees.......................................          -       (492)
  Repurchases of common stock..........................          -       (839)
  Subsidiary's repurchases of common stock.............       (464)         -
  Dividends and distributions to parent company........     (1,046)         -
  Other................................................        547        705
                                                          --------   --------
    Net cash provided by (used in) financing activities    (29,011)    60,221
                                                          --------   --------
Net change in cash and cash equivalents................     17,328        (18)
                                                          --------   --------
Cash and cash equivalents, end of period...............   $ 31,408   $ 17,920
                                                          ========   ========

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)...............   $ 12,020   $ 16,570
    Income taxes.......................................     14,174         36


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to ISP Holdings Inc. and its subsidiaries, and the "Registrant" refers to ISP Holdings Inc. These financial statements have been prepared on a basis which retroactively reflects the formation of the Registrant, as discussed in Note A below, for all periods presented and reflect, in the opinion of the Registrant, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and March 30, 1997, and the results of operations and cash flows for the periods ended March 31, 1996 and March 30, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Amendment No. 2 to the Registrant's Form S-4 Registration Statement (Registration No. 333-17827) (the "Form S-4").


NOTE A:        Prior to January 1, 1997, the Registrant was a wholly owned subsidiary of GAF Corporation ("GAF"). The Registrant was formed on August 6, 1996, and 10 shares of its common stock were issued to GAF in exchange for all of the capital stock of G-I Holdings Inc. ("G-I Holdings"). On January 1, 1997, GAF effected a series of transactions that resulted in, among other things, the capital stock of the Registrant being distributed to the stockholders of GAF. As a result of such distribution, the Registrant and its principal asset, which is approximately 83.5% of the issued and outstanding shares of capital stock of International Specialty Products Inc. ("ISP"), are no longer direct or indirect assets of GAF or its subsidiary, G-I Holdings Inc., while Building Materials Corporation of America and U.S. Intec, Inc. and certain other assets and liabilities, including liabilities for asbestos-related claims, remain part of G-I Holdings and GAF, but are not assets or liabilities of the Company.

NOTE B:   Inventories consist of the following:

                                         December 31,    March 30,
                                             1996          1997
                                         ------------    ---------
                                                 (Thousands)

             Finished goods                $ 68,436      $ 69,252
             Work in process............     24,261        24,464
             Raw materials and supplies      17,814        20,466
                                           --------      --------
             Total......................    110,511       114,182
             Less LIFO reserve..........     (1,925)       (3,388)
                                           --------      --------
             Inventories................   $108,586      $110,794
                                           ========      ========

NOTE C:   Contingencies

               GAF is a defendant in a substantial number of pending lawsuits involving asbestos-related bodily injury claims. GAF and G-I Holdings have advised the Company that, subject to certain assumptions, they believe that their reserves adequately reflect their asbestos-related liabilities. Neither ISP, the Registrant nor the assets or operations of ISP, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it and ISP should have no legal responsibility for damages in connection with asbestos-related claims.

               For further information regarding asbestos-related matters, reference is made to Note 13 to Consolidated Financial Statements contained in the Form S-4.


          Environmental Litigation

               The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

               In the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

               For further information regarding environmental matters, reference is made to "Business - Environmental Litigation" contained in the Form S-4.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1997 Compared With
                        First Quarter 1996

     The Company recorded first quarter 1997 income from continuing operations of $12.2 million versus $16.4 million in the first quarter of 1996. The decrease was attributable to increased interest expense resulting from the issuance of $524.9 million of the Registrant's senior debt in October of 1996, partially offset by higher operating income and other income, net.

     Net sales for the first quarter of 1997 were $191.2 million compared with $185.6 million for the first quarter of 1996. The higher sales reflected higher sales of specialty chemicals (up $2.6 million), mineral products (up $2.7 million) and filter products (up $.7 million). The sales growth in specialty chemicals was attributable to increased sales volumes (up $9.3 million), partially offset by the unfavorable effect ($4.9 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world and by unfavorable selling prices. The higher mineral and filter products sales were due principally to increased sales volumes. The sales growth in the first quarter reflected increased sales in the U.S., Asia-Pacific and the Western Hemisphere, partially offset by lower sales in Europe.

     Operating income for the first quarter of 1997 increased by 6% to $36.3 million from last year's $34.2 million, while the Company's operating margin improved from 18.4% to 19.0%. The higher operating income benefited from improved results for mineral products (up $1.5 million), filter products (up $.7 million) and specialty chemicals (up $.5 million), primarily as a result of the higher sales volumes.

     Interest expense for the first quarter was $18.6 million compared with $7.9 million in the first quarter of 1996. The higher interest expense was attributable to higher debt levels. Other income, net, for the first quarter of 1997 was $6.0 million compared with $3.6 million in the first quarter of 1996, the increase resulting primarily from higher investment income (up $1.7 million).


Liquidity and Financial Condition


     During the first quarter of 1997, the Company used cash for operations of $3.8 million, reinvested $13.9 million for capital programs and invested $42.5 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $60.2 million before financing activities. Cash from operations reflected a $17.8 million cash outlay for net purchases of trading securities and also included a $5.0 million dividend received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $24.2 million, primarily reflecting a $10.4 million increase in trade accounts receivable due to higher sales in March 1997 versus December 1996, a $16.8 million increase in accounts receivable, other, mainly from the sale of ISP's domestic trade accounts receivable, and a $2.2 million increase in inventories, partially offset by an $11.1 million net increase in accounts payable and accrued liabilities due mainly to accrued interest on the Registrant's senior debt issued in October 1996.

     Net cash generated from financing activities in the first quarter of 1997 totaled $60.2 million, mainly reflecting a $32.6 million increase in borrowings under ISP's bank revolving credit facility and $28.4 million of additional short-term borrowings.

     As a result of the foregoing factors, cash and cash equivalents remained level during the first quarter of 1997 at $17.9 million (excluding $255.3 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Registrant is a holding company without independent businesses or operations and, as such, is dependent upon the cash flow of its approximately 83.5%-owned subsidiary, ISP, in order to satisfy its obligations. The Registrant expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from ISP, as to which there are restrictions under ISP's revolving credit facility and the indenture relating to ISP's 9% Senior Notes, and payments pursuant to the Tax Sharing Agreement between the Registrant and ISP. As of March 30, 1997, it would have been permissible for ISP to pay dividends in the aggregate amount of $91.3 million, of which $76.1 million would have been available to the Registrant, and to make loans to affiliates of $74.2 million. In addition, as of March 30, 1997, loans in the aggregate amount of $50 million were owed by ISP to the Registrant.

     See Note C to Consolidated Financial Statements for information regarding contingencies.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     March 30, 1997.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ISP HOLDINGS INC.



DATE:  May 12, 1997             BY:  /s/James P. Rogers
       ------------                  ------------------------------
                                    James P. Rogers
                                    Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)




DATE:  May 12, 1997             BY:  /s/Jonathan H. Stern
       ------------                  ------------------------------
                                     Jonathan H. Stern
                                     Vice President and Controller
                                     (Principal Accounting Officer)