Form 10-Q
period 1997-06-29
ISP HOLDINGS INC
filed 1997-08-13
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 29, 1997

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


YES  /X/          NO  / /


As of August 12, 1997, 1,759,154 shares of the Registrant's common stock (par value, $.01 per share) were outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS

                               ISP HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                          Second Quarter Ended Six Months Ended
                                          -------------------- ----------------
                                          June 30,  June 29, June 30,  June 29,
                                            1996      1997     1996      1997
                                          --------  -------- --------  --------

Net sales................................ $184,955  $197,849 $370,566 $389,006
                                           -------  -------- -------- --------

Costs and expenses:
  Cost of products sold..................  107,122   116,358  220,018  230,519
  Selling, general and administrative....   36,511    39,156   71,735   76,492
  Goodwill amortization..................    3,300     3,318    6,600    6,635
                                           -------  -------- -------- --------
    Total costs and expenses.............  146,933   158,832  298,353  313,646
                                           -------  -------- -------- --------

Operating income.........................   38,022    39,017   72,213   75,360
Interest expense.........................   (7,022)  (18,933) (14,918) (37,530)
Equity in earnings of joint venture......    1,736     1,361    3,150    2,746
Other income, net........................    2,879     7,346    6,445   13,389
                                           -------  -------- -------- --------
Income from continuing operations before
  income taxes and extraordinary item....   35,615    28,791   66,890   53,965
Income taxes.............................  (13,033)  (10,386) (24,448) (19,580)
Minority interest in income of
  subsidiary.............................   (3,914)   (3,923)  (7,410)  (7,699)
                                           -------  -------- -------- --------
Income from continuing operations before
  extraordinary item.....................   18,668    14,482   35,032   26,686
Loss from discontinued operations, net
  of income tax benefits.................   (1,900)        -  (11,145)       -
                                           -------  -------- -------- --------
Income before extraordinary item.........   16,768    14,482   23,887   26,686
Extraordinary item, net of income
  tax benefit of $5,016..................        -         -   (8,186)
                                           -------  -------- -------- --------
Net income .............................. $ 16,768  $ 14,482 $ 15,701 $ 26,686
                                          ========  ======== ======== ========



                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,     June 29,
                                                        1996           1997
                                                    ------------  -----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents.......................   $   17,938   $   18,465
  Investments in trading securities...............        2,334       76,405
  Investments in available-for-sale securities....      158,698      150,406
  Investments in held-to-maturity securities......        1,977        1,720
  Other short-term investments....................       21,435       20,602
  Accounts receivable, trade, net.................       66,875       84,067
  Accounts receivable, other......................       12,835       28,233
  Receivable from affiliates, net.................        5,236        8,060
  Inventories.....................................      108,586      110,683
  Net current assets of discontinued operations...      206,708            -
  Other current assets............................       13,239       15,706
                                                     ----------   ----------
    Total Current Assets..........................      615,861      514,347
Property, plant and equipment, net................      493,243      501,879
Goodwill, net.....................................      421,017      417,600
Other assets......................................       70,311       63,303
                                                     ----------   ----------
Total Assets......................................   $1,600,432   $1,497,129
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt.................................   $   22,282   $   49,458
  Current maturities of long-term debt............          610          484
  Accounts payable................................       43,465       62,650
  Accrued liabilities.............................       66,907       78,360
  Income taxes....................................        5,751        6,718
                                                     ----------   ----------
    Total Current Liabilities.....................      139,015      197,670
                                                     ----------   ----------
Long-term debt less current maturities............      834,284      848,764
                                                     ----------   ----------
Deferred income taxes.............................       53,612       48,995
                                                     ----------   ----------
Net noncurrent liabilities of discontinued
  operations......................................      353,880            -
                                                     ----------   ----------
Other liabilities.................................       60,758       58,168
                                                     ----------   ----------
Minority interest in subsidiary...................      116,230      117,525
                                                     ----------   ----------

Shareholder's Equity:
  Cumulative redeemable convertible preferred
    stock, $.01 par value per share; 800,000
    shares authorized:  0 shares issued...........            -            -
  Common stock, $.01 par value per share;
    3,000,000 shares authorized: 1,769,054
    shares issued.................................            -           18
  Additional paid-in capital......................       46,426      211,705
  Treasury stock, at cost - 9,900 shares..........            -         (839)
  Retained earnings (accumulated deficit).........      (13,925)      12,761
  Cumulative translation adjustment and other.....       10,152        2,362
                                                     ----------   ----------
    Shareholder's Equity..........................       42,653      226,007
                                                     ----------   ----------
Total Liabilities and Shareholder's Equity .......   $1,600,432   $1,497,129
                                                     ==========   ==========



                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Six Months Ended
                                                          -------------------
                                                           June 30,  June 29,
                                                             1996      1997
                                                          ---------  --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period..........  $ 14,080   $ 17,938
                                                          --------   --------

Cash provided by operating activities:
  Net income............................................    15,701     26,686
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Loss from discontinued operations.................    11,145          -
      Extraordinary item................................     8,186          -
      Depreciation......................................    18,678     20,285
      Goodwill amortization.............................     6,600      6,635
      Deferred income taxes.............................    (7,075)    14,184
  (Increase) decrease in working capital items..........    (1,018)    (7,220)
  Purchases of trading securities.......................   (27,403)   (83,674)
  Proceeds from sales of trading securities.............    27,499     23,110
  Increase in net receivable from related parties.......   (14,109)    (2,824)
  Change in cumulative translation adjustment...........    (4,846)    (6,491)
  Change in minority interest in subsidiary.............     6,441      6,651
  Other, net............................................     2,112      5,820
                                                          --------   --------
    Net cash provided by operating activities...........    41,911      3,162
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition..................   (21,197)   (31,184)
  Cash flow from discontinued operations................     1,528          -
  Purchases of available-for-sale securities............  (130,064)  (140,454)
  Purchases of held-to-maturity securities..............    (3,306)    (1,623)
  Proceeds from sales of available-for-sale securities..   133,178    137,197
  Proceeds from held-to-maturity securities.............     3,421      1,881
                                                          --------   --------
    Net cash used in investing activities...............   (16,440)   (34,183)
                                                          --------   --------

Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt................    (8,757)    27,176
  Increase (decrease) in borrowings under revolving
    credit facility...       ...........................   (28,800)    14,575
  Other increase (decrease) in long-term debt, net......       318       (286)
  Increase in loans from affiliate......................    15,095          -
  Financing fees........................................       (51)      (733)
  Repurchases of common stock...........................         -       (839)
  Subsidiary's repurchases of common stock..............    (4,816)    (9,295)
  Dividends and distributions to parent company.........   (15,232)         -
  Capital contribution from parent company..............    13,701          -
  Other.................................................       772        950
                                                          --------   --------
    Net cash provided by (used in) financing activities.   (27,770)    31,548
                                                          --------   --------
Net change in cash and cash equivalents.................    (2,299)       527
                                                          --------   --------
Cash and cash equivalents, end of period................  $ 11,781   $ 18,465
                                                          ========   ========

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................  $ 17,140   $ 34,908
    Income taxes........................................     4,879        952


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to ISP Holdings Inc. and its subsidiaries, and the "Registrant" refers to ISP Holdings Inc. These consolidated financial statements have been prepared on a basis which retroactively reflects the formation of the Registrant, as discussed in Note A below, for all periods presented and reflect, in the opinion of the Registrant, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and June 29, 1997, and the results of operations and cash flows for the periods ended June 30, 1996 and June 29, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Amendment No. 2 to the Registrant's Form S-4 Registration Statement (Registration No. 333-17827) (the "Form S-4").


NOTE A:        Prior to January 1, 1997, the Registrant was a wholly owned subsidiary of GAF Corporation ("GAF"). The Registrant was formed on August 6, 1996, and 10 shares of its common stock were issued to GAF in exchange for all of the capital stock of G-I Holdings Inc. ("G-I Holdings"). On January 1, 1997, GAF effected a series of transactions that resulted in, among other things, the capital stock of the Registrant being distributed to the stockholders of GAF. As a result of such distribution, the Registrant and its principal asset, which is approximately 84% of the issued and outstanding shares of capital stock of International Specialty Products Inc. ("ISP"), are no longer direct or indirect assets of GAF or its subsidiary, G-I Holdings, while Building Materials Corporation of America and U.S. Intec, Inc. and certain other assets and liabilities, including liabilities for asbestos-related claims, remain part of G-I Holdings and GAF, but are not assets or liabilities of the Company.

NOTE B:   Inventories consist of the following:

                                         December 31,   June 29,
                                             1996         1997
                                         ------------   --------
                                                 (Thousands)

             Finished goods                $ 68,436     $ 73,618
             Work in process............     24,261       21,559
             Raw materials and supplies      17,814       19,556
                                           --------     --------
             Total......................    110,511      114,733
             Less LIFO reserve..........     (1,925)      (4,050)
                                           --------     --------
             Inventories................   $108,586     $110,683
                                           ========     ========

NOTE C:   Contingencies


          Asbestos Litigation Against GAF

               GAF is a defendant in a substantial number of pending lawsuits involving asbestos-related bodily injury claims. GAF and G-I Holdings have established reserves for such claims based on certain assumptions, one of which was the effectiveness of a class action settlement of future asbestos-related bodily injury claims (the "Settlement"). On June 25, 1997, the United States Supreme Court affirmed the ruling of the United States Court of Appeals for the Third Circuit that the class in such action was not certifiable, thus rendering the Settlement inoperable. GAF and G-I Holdings have advised the Company that they are presently evaluating the effect of this recent Supreme Court decision on the amount of their reserves for asbestos-related liabilities, that such analysis could result in GAF and G-I Holdings increasing their estimates of asbestos-related liabilities, and that it is not currently possible to estimate the range or amount, if any, of such possible additional reserves. GAF and G-I Holdings have stated that they remain committed to effectuating a comprehensive resolution of asbestos-related bodily injury claims, that they are presently exploring a number of options, both judicial and legislative, to accomplish such resolution, but that there can be no assurance that these efforts will be successful.

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

          Environmental Litigation


               The Company, together with other companies, is a party to a variety of administrative proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

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

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Second Quarter 1997 Compared With
                        Second Quarter 1996


     The Company recorded second quarter 1997 income from continuing operations of $14.5 million versus $18.7 million in the second quarter of 1996. The decrease was attributable to increased interest expense resulting from the issuance of $524.9 million of the Registrant's senior debt in October 1996, partially offset by higher operating and other income.

     Net sales for the second quarter of 1997 were $197.8 million, a 7% increase compared with $185 million for the second quarter of 1996. The higher sales primarily reflected higher sales of specialty chemicals (up $12.7 million) as a result of increased sales volumes (up $21.9 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($5.1 million), and by unfavorable selling prices. The sales growth in the second quarter reflected increased sales in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the second quarter of 1997 increased by 3% to $39 million from last year's $38 million. The higher operating income resulted from increased sales across all business segments and improved income from filter products (up $1.1 million) and mineral products (up $.9 million), both due to improved gross profit margins, partially offset by slightly lower specialty chemicals results due to lower gross profit margins resulting primarily from the effect of the stronger U.S. dollar and product mix.

     Interest expense for the second quarter was $18.9 million compared with $7 million in the second quarter of 1996. The higher interest expense was attributable to higher debt levels. Other income, net, for the second quarter of 1997 was $7.3 million compared with $2.9 million in the second quarter of 1996, with the increase resulting primarily from higher investment income (up $4.1 million).


Results of Operations - Six Months 1997 Compared With
                        Six Months 1996

     For the first six months of 1997, the Company recorded income from continuing operations of $26.7 million compared with $35 million for the first six months of 1996. The decrease was attributable to increased interest expense resulting from the issuance of $524.9 million of the Registrant's senior debt in October 1996, partially offset by higher operating and other income.

     Net sales for the first six months of 1997 were $389 million versus net sales of $370.6 million for the same period in 1996. The higher sales reflected increased sales in all business segments, principally specialty chemicals (up $15.3 million) and mineral products (up $2.8 million). The sales growth in specialty chemicals was attributable to increased sales volumes (up $31.2 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($10 million), and by unfavorable pricing. The higher mineral products sales were due to increased sales volumes and favorable pricing. The sales growth reflected sales increases in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the first six months of 1997 was $75.4 million, a 4% increase over the $72.2 million recorded in the first six months of 1996. The higher operating income reflected improved results in all business segments, principally mineral products (up $2.4 million) and filter products (up $1.8 million), due to higher sales and improved gross profit margins.

     Interest expense for the first six months of 1997 was $37.5 million compared with $14.9 million for the same period in 1996. The higher interest expense was primarily attributable to higher debt levels. Other income, net, for the first six months of 1997 was $13.4 million compared with $6.4 million last year, with the increase resulting primarily from higher investment income (up $5.8 million) and lower miscellaneous, nonrecurring items of other expense.


Liquidity and Financial Condition


     During the first six months of 1997, the Company generated cash from operations of $3.2 million, reinvested $31.2 million for capital programs and invested $3.0 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $31 million before financing activities. Cash from operations reflected a $60.6 million cash outlay for net purchases of trading securities and also included $6.3 million of dividends received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $7.2 million, primarily reflecting a $17.2 million increase in trade accounts receivable due to higher sales in June 1997 versus December 1996, a $15.4 million increase in accounts receivable, other, mainly from the sale of ISP's domestic trade accounts receivable, and a $2.1 million increase in inventories, partially offset by a $29.9 million increase in accounts payable and accrued liabilities.

     Net cash generated from financing activities in the first six months of 1997 totaled $31.5 million, mainly reflecting $27.2 million of additional short-term borrowings and a $14.6 million increase in borrowings under ISP's bank revolving credit facility, partially offset by $9.3 million of repurchases of ISP's common stock pursuant to ISP's share repurchase program.

     As a result of the foregoing factors, cash and cash equivalents increased by $.5 million during the first six months of 1997 to $18.5 million (excluding $249.1 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Registrant is a holding company without independent businesses or operations and, as such, is dependent upon the cash flow of its approximately 84%-owned subsidiary, ISP, in order to satisfy its obligations. The Registrant expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from ISP, as to which there are restrictions under ISP's revolving credit facility and the indenture relating to ISP's 9% Senior Notes, and payments pursuant to the Tax Sharing Agreement between the Registrant and ISP. As of June 29, 1997, it would have been permissible for ISP to pay dividends in the aggregate amount of $93.8 million, of which $78.8 million would have been available to the Registrant, and to make loans to affiliates of $75 million. In addition, as of June 29, 1997, loans in the aggregate amount of $50 million were owed by ISP to the Registrant.

     See Note C to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     June 29, 1997.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ISP HOLDINGS INC.



DATE:  August 12, 1997          BY:  /s/James P. Rogers
       ---------------               ------------------------------
                                    James P. Rogers
                                    Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer)




DATE:  August 12, 1997          BY:  /s/Jonathan H. Stern
       ---------------               ------------------------------
                                     Jonathan H. Stern
                                     Vice President and Controller
                                     (Principal Accounting Officer)