Form 10-Q
period 1997-09-28
ISP HOLDINGS INC
filed 1997-11-12
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For The Quarterly Period Ended September 28, 1997

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


YES  /X/          NO  / /


As of November 11, 1997, 1,759,154 shares of the Registrant's common stock (par value, $.01 per share) were outstanding.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS

                               ISP HOLDINGS INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)


                                          Third Quarter Ended   Nine Months
Ended
                                          -------------------- ----------------
---
                                          Sept. 29, Sept. 28,  Sept. 29, Sept.
28,
                                             1996      1997       1996
1997
                                          --------- ---------  --------- ------
---

Net sales................................ $173,569  $183,600   $544,135
$572,606
                                          --------  --------   --------  ------
--

Costs and expenses:
  Cost of products sold..................  100,277   105,861    320,295
336,380
  Selling, general and administrative....   36,501    39,782    108,236
116,274
  Goodwill amortization..................    3,300     3,345      9,900
9,980
                                          --------  --------   --------  ------
--
    Total costs and expenses.............  140,078   148,988    438,431
462,634
                                          --------  --------   --------  ------
--

Operating income.........................   33,491    34,612    105,704
109,972
Interest expense.........................   (6,961)  (17,975)   (21,879)
(55,505)
Equity in earnings of joint venture......    1,798     1,517      4,948
4,263
Other income, net........................    2,984    10,414      9,429
23,803
                                          --------  --------   --------  ------
--
Income from continuing operations before
  income taxes and extraordinary item....   31,312    28,568     98,202
82,533
Income taxes.............................  (11,199)  (10,548)   (35,647)
(30,128)
Minority interest in income of
  subsidiary.............................   (3,392)   (3,594)   (10,802)
(11,293)
                                          --------  --------   --------  ------
--
Income from continuing operations before
  extraordinary item.....................   16,721    14,426     51,753
41,112
                                          --------  --------   --------  ------
--
Discontinued operations:
  Loss from discontinued operations, net
    of income tax benefits...............   (6,277)        -    (17,422)
-
  Gain on sale of discontinued operation,
    net of income taxes of $30,648.......   43,637         -     43,637
-
                                          --------  --------   --------  ------
--
Income from discontinued operations......   37,360         -     26,215
-
                                          --------  --------   --------  ------
--
Income before extraordinary item.........   54,081    14,426     77,968
41,112
Extraordinary item, net of income tax
  benefit of $5,016......................        -         -     (8,186)
-
                                          --------  --------   --------  ------
--
Net income............................... $ 54,081  $ 14,426   $ 69,782  $
41,112
                                          ========  ========   ========
========






                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS


                                                    December 31,  Sept. 28,
                                                        1996         1997
                                                    ------------  ----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents.......................   $   17,938   $   29,783
  Investments in trading securities...............        2,334       46,614
  Investments in available-for-sale securities....      158,698      122,438
  Investments in held-to-maturity securities......        1,977          525
  Other short-term investments....................       21,435       22,100
  Accounts receivable, trade, net.................       66,875       76,346
  Accounts receivable, other......................       12,835       22,890
  Receivable from affiliates, net.................        5,236        7,923
  Inventories.....................................      108,586      113,025
  Net current assets of discontinued operations...      206,708            -
  Other current assets............................       13,239       17,431
                                                     ----------   ----------
    Total Current Assets..........................      615,861      459,075
Property, plant and equipment, net................      493,243      508,201
Goodwill, net.....................................      421,017      413,199
Other assets......................................       70,311       65,800
                                                     ----------   ----------
Total Assets......................................   $1,600,432   $1,446,275
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term debt.................................   $   22,282   $   16,596
  Current maturities of long-term debt............          610          423
  Accounts payable................................       43,465       57,939
  Accrued liabilities.............................       66,907       75,891
  Income taxes....................................        5,751        5,330
                                                     ----------   ----------
    Total Current Liabilities.....................      139,015      156,179
                                                     ----------   ----------
Long-term debt less current maturities............      834,284      812,715
                                                     ----------   ----------
Deferred income taxes.............................       53,612       58,620
                                                     ----------   ----------
Net noncurrent liabilities of discontinued
  operations......................................      353,880            -
                                                     ----------   ----------
Other liabilities.................................       60,758       55,687
                                                     ----------   ----------
Minority interest in subsidiary...................      116,230      121,121
                                                     ----------   ----------

Shareholder's Equity:
  Cumulative redeemable convertible preferred
    stock, $.01 par value per share; 800,000
    shares authorized:  0 shares issued...........            -            -
  Common stock, $.01 par value per share;
    3,000,000 shares authorized: 1,769,054
    shares issued.................................            -           18
  Additional paid-in capital......................       46,426      213,573
  Treasury stock, at cost - 9,900 shares..........            -         (839)
  Retained earnings (accumulated deficit).........      (13,925)      27,187
  Cumulative translation adjustment and other.....       10,152        2,014
                                                     ----------   ----------
    Shareholder's Equity..........................       42,653      241,953
                                                     ----------   ----------
Total Liabilities and Shareholder's Equity .......   $1,600,432   $1,446,275
                                                     ==========   ==========



                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           Nine Months Ended
                                                          --------------------
                                                          Sept. 29,  Sept. 28,
                                                             1996       1997
                                                          ---------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period..........  $ 14,080   $ 17,938
                                                          --------   --------

Cash provided by operating activities:
  Net income............................................    69,782     41,112
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income from discontinued operations...............   (26,215)         -
      Extraordinary item................................     8,186          -
      Depreciation......................................    28,183     30,936
      Goodwill amortization.............................     9,900      9,980
      Deferred income taxes.............................   (11,340)    23,521
  (Increase) decrease in working capital items..........    (3,015)    (6,713)
  Purchases of trading securities.......................   (34,228)  (132,330)
  Proceeds from sales of trading securities.............    39,841     96,278
  Increase in net receivable from related parties.......    (5,016)    (2,687)
  Change in cumulative translation adjustment...........    (4,005)    (7,343)
  Change in minority interest in subsidiary.............    10,015     10,113
  Other, net............................................       399      5,530
                                                          --------   --------
    Net cash provided by operating activities...........    82,487     68,397
                                                          --------   --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition..................   (35,669)   (45,834)
  Proceeds from sale of discontinued operation..........    89,464          -
  Other - discontinued operations.......................   (83,027)         -
  Purchases of available-for-sale securities............  (194,126)  (213,708)
  Purchases of held-to-maturity securities..............    (9,534)    (1,623)
  Proceeds from sales of available-for-sale securities..   227,838    239,317
  Proceeds from held-to-maturity securities.............    10,033      3,075
                                                          --------   --------
    Net cash provided by (used in) investing activities.     4,979    (18,773)
                                                          --------   --------

Cash provided by (used in) financing activities:
  Decrease in short-term debt...........................   (14,013)    (5,686)
  Decrease in borrowings under revolving
    credit facility.....................................   (40,800)   (21,425)
  Other increase (decrease) in long-term debt, net......       185       (429)
  Decrease in loans from affiliate......................   (19,060)         -
  Financing fees........................................      (146)      (749)
  Repurchases of common stock...........................         -       (839)
  Subsidiary's repurchases of common stock..............   (10,365)   (10,240)
  Dividends and distributions to parent company.........   (67,996)         -
  Capital contribution from parent company..............    61,558          -
  Other.................................................       858      1,589
                                                          --------   --------
    Net cash used in financing activities...............   (89,779)   (37,779)
                                                          --------   --------
Net change in cash and cash equivalents.................    (2,313)    11,845
                                                          --------   --------
Cash and cash equivalents, end of period................  $ 11,767   $ 29,783
                                                          ========   ========

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)................  $ 28,175   $ 54,276
    Income taxes........................................     5,825      3,261


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to ISP Holdings Inc. and its subsidiaries, and the "Registrant" refers to ISP Holdings Inc. These consolidated financial statements have been prepared on a basis which retroactively reflects the formation of the Registrant, as discussed in Note A below, for all periods presented and reflect, in the opinion of the Registrant, all adjustments necessary to present fairly the financial position of the Company at December 31, 1996 and September 28, 1997, and the results of operations and cash flows for the periods ended September 29, 1996 and September 28, 1997. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in Amendment No. 2 to the Registrant's Form S-4 Registration Statement (Registration No. 333-17827) (the "Form S-4").


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

NOTE B:   Inventories consist of the following:

                                         December 31,   Sept. 28,
                                             1996          1997
                                         ------------   ---------
                                                 (Thousands)

             Finished goods                $ 68,436     $ 77,638
             Work in process............     24,261       19,923
             Raw materials and supplies      17,814       19,614
                                           --------     --------
             Total......................    110,511      117,175
             Less LIFO reserve..........     (1,925)      (4,150)
                                           --------     --------
             Inventories................   $108,586     $113,025
                                           ========     ========

NOTE C:   Contingencies


          Asbestos Litigation Against GAF

               GAF is a defendant in a substantial number of pending lawsuits involving asbestos-related bodily injury claims. GAF and G-I Holdings have established reserves for such claims based on certain assumptions, one of which was the effectiveness of a class action settlement of future asbestos-related bodily injury claims (the "Settlement"). On June 25, 1997, the United States Supreme Court affirmed the ruling of the United States Court of Appeals for the Third Circuit that the class in such action was not certifiable, thus rendering the Settlement inoperable. GAF and G-I Holdings have advised the Company that they are presently evaluating the effect of this Supreme Court decision on the amount of their reserves for asbestos-related liabilities, that such analysis could result in GAF and G-I Holdings increasing their estimates of asbestos-related liabilities, and that it is not currently possible to estimate the range or amount, if any, of such possible additional reserves. GAF and G-I Holdings have stated that they remain committed to effectuating a comprehensive resolution of asbestos-related bodily injury claims, that they are presently exploring a number of options, both judicial and legislative, to accomplish such resolution, but that there can be no assurance that these efforts will be successful.

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


          Tax Claim Against GAF

               On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GAF and cetain of its subsidiaries be unable to satisfy such indemnity.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Third Quarter 1997 Compared With
                        Third Quarter 1996


     The Company recorded third quarter 1997 income from continuing operations of $14.4 million versus $16.7 million in the third quarter of 1996. The decrease was attributable to increased interest expense resulting from the issuance of $524.9 million of the Registrant's senior debt in October 1996, partially offset by higher operating and other income.

     Net sales for the third quarter of 1997 were $183.6 million, a 6% increase compared with $173.6 million for the third quarter of 1996. The higher sales reflected higher sales of specialty chemicals (up $13.6 million) as a result of increased sales volumes (up $22.8 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($6.6 million), and, to a lesser extent, by unfavorable selling prices. Partially offsetting the increased sales of specialty chemicals were lower sales of mineral products and filter products, down $2.2 and $1.3 million, respectively, primarily as a result of lower sales volumes. The sales growth in the third quarter reflected increased sales in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the third quarter of 1997 increased to $34.6 million from last year's $33.5 million. The increase in operating income reflected improved income from specialty chemicals (up $2.3 million) as a result of the increased sales, partially offset by the impact of the stronger U.S. dollar and lower mineral products results (down $0.7 million).

     Interest expense for the third quarter was $18.0 million compared with $7.0 million in the third quarter of 1996. The higher interest expense was attributable to higher debt levels. Other income, net, for the third quarter of 1997 was $10.4 million compared with $3.0 million in the third quarter of 1996, due principally to higher investment income.


Results of Operations - Nine Months 1997 Compared With
                        Nine Months 1996

     For the first nine months of 1997, the Company recorded income from continuing operations of $41.1 million compared with $51.8 million for the first nine months of 1996. The decrease was attributable to increased interest expense resulting from the issuance of $524.9 million of the Registrant's senior debt in October 1996, partially offset by higher operating and other income.

     Net sales for the first nine months of 1997 were $572.6 million versus net sales of $544.1 million for the same period in 1996. The higher sales were attributable to increased sales of specialty chemicals (up $28.9 million) as a result of increased sales volumes (up $54 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($16.6 million), and by unfavorable pricing. The sales growth reflected sales increases in the U.S., the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the effect of the stronger U.S. dollar.

     Operating income for the first nine months of 1997 was $110 million compared with the $105.7 million recorded in the first nine months of 1996. The higher operating income reflected improved results in all business segments, principally specialty chemicals (up $2.5 million due to the higher sales) and filter products (up $2.1 million primarily due to favorable pricing), partially offset by the effects of the stronger U.S. dollar in certain areas of the world.

     Interest expense for the first nine months of 1997 was $55.5 million compared with $21.9 million for the same period in 1996. The higher interest expense was primarily attributable to higher debt levels. Other income, net, for the first nine months of 1997 was $23.8 million compared with $9.4 million last year, with the increase resulting primarily from higher investment income.


Liquidity and Financial Condition


     During the first nine months of 1997, the Company generated cash from operations of $68.4 million, reinvested $45.8 million for capital programs and generated $27.1 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $49.6 million before financing activities. Cash from operations reflected a $36.1 million cash outlay for net purchases of trading securities and also included $6.3 million of dividends received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $6.7 million, primarily reflecting a $9.5 million increase in trade accounts receivable due to higher sales in September 1997 versus December 1996, a $10.1 million increase in accounts receivable, other, mainly from the sale of ISP's domestic trade accounts receivable, and a $4.4 million increase in inventories, partially offset by a $21.4 million increase in accounts payable and accrued liabilities.

     Net cash used in financing activities in the first nine months of 1997 totaled $37.8 million, mainly reflecting a $21.4 million decrease in borrowings under ISP's bank revolving credit facility, a $5.7 million reduction in short-term borrowings and $10.2 million of repurchases of ISP's common stock pursuant to ISP's repurchase program.

     As a result of the foregoing factors, cash and cash equivalents increased by $11.8 million during the first nine months of 1997 to $29.8 million (excluding $191.7 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Registrant is a holding company without independent businesses or operations and, as such, is dependent upon the cash flow of its approximately 84%-owned subsidiary, ISP, in order to satisfy its obligations. The Registrant expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from ISP, as to which there are restrictions under ISP's revolving credit facility and the indenture relating to ISP's 9% Senior Notes, and payments pursuant to the Tax Sharing Agreement between the Registrant and ISP. As of September 28, 1997, it would have been permissible for ISP to pay dividends in the aggregate amount of $102.8 million, of which $86.3 million would have been available to the Registrant, and to make loans to affiliates of $75 million. In addition, as of September 28, 1997, loans in the aggregate amount of $59.3 million were owed by ISP to the Registrant.

     See Note C to Consolidated Financial Statements for information regarding contingencies.

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b)  No Reports on Form 8-K were filed during the quarter ended
     September 28, 1997.

                                  SIGNATURES
                                  -----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ISP HOLDINGS INC.



DATE:  November 12, 1997          BY:  /s/James P. Rogers
       -----------------               --------------------------
                                      James P. Rogers
                                      Executive Vice President and
                                       Chief Financial Officer
                                      (Principal Financial Officer)




DATE:  November 12, 1997          BY:  /s/Jonathan H. Stern
       -----------------               ------------------------------
                                       Jonathan H. Stern
                                       Vice President and Controller
                                       (Principal Accounting Officer)