Form 10-K
period 1997-12-31
ISP HOLDINGS INC
filed 1998-03-27
CIK 1026738

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   ----------

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________________ TO

                                   ----------

                        COMMISSION FILE NUMBER 333-17827

                                ISP HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 51-0376469
        (State of Incorporation)            (I.R.S. Employer Identification No.)

          818 WASHINGTON STREET
          WILMINGTON, DELAWARE                              19801
(Address of Principal Executive Offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (302) 428-0847

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

                                   ----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __
                                       -
AS OF MARCH 20, 1998, 1,759,154 SHARES OF THE REGISTRANT'S COMMON STOCK WERE OUTSTANDING. THERE IS NO TRADING MARKET FOR THE REGISTRANT'S COMMON STOCK.

================================================================================

                                     PART I

ITEM 1. BUSINESS

ISP HOLDINGS INC.

     ISP Holdings Inc. ("ISP Holdings"), incorporated under the laws of Delaware in August 1996, owns approximately 84% of the issued and outstanding common stock of International Specialty Products Inc. ("ISP"). The remaining 16% of the outstanding ISP common stock is publicly held and traded on the New York Stock Exchange. Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"), having issued 10 shares of its common stock to GAF in exchange for all of the capital stock of G-I Holdings Inc. ("G-I Holdings"). On January 1, 1997, GAF effected a series of transactions involving its subsidiaries (collectively, the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF, and all of the outstanding capital stock of G-I Holdings being distributed to GAF. As a result of such distribution, ISP Holdings and ISP are no longer direct or indirect subsidiaries of GAF, and the assets and liabilities of other wholly-owned subsidiaries of GAF, including G-I Holdings, Building Materials Corporation of America ("BMCA"), U.S. Intec, Inc. ("USI") and GAF Fiberglass Corporation (formerly known as GAF Chemicals Corporation) ("GFC") are no longer assets and liabilities of ISP Holdings. ISP Holdings is controlled by Samuel J. Heyman, Chairman and Chief Executive Officer of GAF, G-I Holdings, ISP Holdings, ISP and BMCA. Mr. Heyman also controls GAF and its subsidiaries. See "Security Ownership of Certain Beneficial Owners and Management." Except as the context otherwise requires, the "Company" means ISP Holdings and its consolidated subsidiaries and predecessors, and "ISP" refers to International Specialty Products Inc. and its consolidated subsidiaries and predecessors.

     The address and telephone number of the principal executive offices of ISP Holdings are 818 Washington Street, Wilmington, Delaware 19801, (302) 428-0847.

     Financial information concerning the Company's segments and foreign and domestic operations required by Item 1 is included in Notes 10 and 11 to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

ISP

     ISP is a leading multinational manufacturer of specialty chemicals, mineral products and filter products.

     ISP, incorporated in Delaware in 1991, operates its business exclusively through 20 domestic subsidiaries, including ISP Chemicals Inc., ISP Technologies Inc., ISP Van Dyk Inc., ISP Fine Chemicals Inc. and ISP Freetown Fine Chemicals Inc., 37 international subsidiaries and a joint venture with Huls Aktiengesellschaft, a German corporation ("Huls AG"), in which ISP has a 50% interest and which operates under the name GAF-Huls Chemie GmbH ("GAF Huls").

     Specialty Chemicals

     Products and Markets. ISP manufactures a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. ISP uses proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value added specialty chemicals to meet specific customer requirements. The majority of ISP's specialty chemical products are derived from acetylene, including intermediates, solvents, vinyl ethers and polymers, and sales of these products represent the majority of ISP's specialty chemical sales.

     ISP's specialty chemicals consist of ten main groups of products: vinyl ether polymers, polyvinyl pyrrolidone polymers, solvents, intermediates, specialty preservatives, sunscreens, emollients, pearlescent pigments, fine chemicals and advanced materials.

     Vinyl ether polymers are used by the cosmetics, personal care, pharmaceutical and health-related industries, primarily in hair care and dental care products. Vinyl ether monomers and oligomers are used in coatings and inks for both consumer and industrial products.

     Polyvinyl pyrrolidone (PVP) polymers are used primarily in cosmetics, personal care, pharmaceutical and health-related products, food and beverages, and detergent formulations. Examples are binders and disintegrants for tablets and vitamins; clarifiers and chill-hazing elimination agents for beer, wine and fruit juices; microbiocidal products for human and veterinary applications; resins for hair care products such as hair sprays, mousses, conditioners, and gels; water proofing ingredients in mascaras, sunscreens and lipsticks; multifunctional polymers for specialty coatings, adhesives, ink-jet inks and media for consumer and industrial applications; and dispersants and binders in agricultural chemical formulations.

     Solvents are sold to customers for use in agricultural chemicals, pharmaceuticals, coatings, wire enamels, adhesives, plastics, electronics coating and cleaning applications, petroleum extraction and specialty cleaners. ISP's family of solvents includes, among others, N-methyl-2-pyrrolidone, tetrahydrofuran, gamma-butyrolactone and 2-pyrrolidone, of which the last two solvents also are used by ISP as raw materials in the manufacture of monomers and polymers.

     Intermediates are manufactured primarily for use by ISP as raw materials in manufacturing solvents and polymers. Some intermediates are also sold to customers for use in the manufacture of engineering plastics and elastomers, agricultural chemicals, oil production auxiliaries and other products. Butanediol, an intermediate produced by ISP, is an essential raw material in the manufacture of polybutylene terephthalate thermoplastic resins and polyurethane elastomers, which are used in the automotive, electronics and appliance industries.

     Specialty preservatives are proprietary products that are marketed worldwide to the cosmetics, personal care and household industries. ISP sells a number of preservative products, including Germall(R) 115, Germall(R) II, Germall(R) Plus, Germaben(R) II, Germaben(R) II-E, Suttocide(R) A and LiquaPar(R) Oil. Uses include infant care preparations, eye and facial makeup, after-shave and nail, bath, hair and skin preparations.

     ISP Van Dyk Inc. produces three multifunctional specialty chemical product lines which ISP markets primarily to the cosmetics and personal care industry--ultraviolet absorber chemicals, the principal active ingredients in sunscreens; pearlescent pigments, which provide the pearly or lustrous color in lipsticks, eye shadows and other cosmetics; and emollients and emulsifiers, which are used as moisturizing and softening agents in a variety of creams and lotions, hair care products and other cosmetics. ISP Van Dyk's Escalol(R), Pearl-Glo(R) and Ceraphyl(R) products are widely recognized for their respective sunscreen, pigment and emollient properties.

     ISP's fine chemicals business produces a broad range of pharmaceutical intermediates, biological buffers, pheromones and several bulk active pharmaceuticals which serve the pharmaceutical, biotechnology, agricultural and chemical process industries. Fine chemicals are extremely specialized products, made in small quantities, which because of their complexity can be priced at several hundred to several thousand dollars per kilogram. ISP's fine chemicals business also provides a custom manufacturing capability serving the pharmaceutical, biotechnology, agricultural and chemical process industries.

     On February 19, 1998, ISP acquired from Polaroid Corporation ("Polaroid") the assets of Polaroid's fine chemicals facility located in Freetown, Massachusetts and entered into a long-term supply and license agreement with Polaroid to produce the imaging chemicals and polymers used by Polaroid in its instant film business. The Company currently plans to expand the production capability at this facility to include the manufacture of certain specialty chemical product lines for the personal care industry and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries.

     ISP manufactures a variety of advanced materials, consisting of high-purity carbonyl iron powders, sold under ISP's trademark Micropowder(R), which are used in a variety of advanced technology applications for the aerospace and defense, electronics, powder metallurgy, pharmaceutical and food industries. Using proprietary technology, ISP manufactures more than 50 different grades of Micropowder(R) iron, one of which is sold under the trademark Ferronyl(R), for use as a vitamin supplement. The primary markets for ISP's Micropowder(R) are the domestic defense industry, which employs these products in a variety of coating systems for stealth purposes in aircraft and naval ships, and the metal injection molding segment of the powder metallurgy industry. ISP believes it is the sole domestic manufacturer of carbonyl iron powders. ISP also manufactures a line of processless, electronically imaged film products, including Rad-Sure(R) which is a radiation sensitive film strip affixed to blood bags to indicate whether or not they have been properly irradiated.

     Marketing and Sales. ISP markets its specialty chemicals through a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with ISP's customers to familiarize themselves with their customers' products, manufacturing processes and markets. ISP conducts its marketing and domestic sales from ISP's headquarters in Wayne, New Jersey and regional offices strategically located throughout the United States.

     International Operations. ISP markets all of its specialty chemicals worldwide. ISP conducts its international operations through 37 subsidiaries and 41 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. Services of local distributors are also used to reach markets that might otherwise be unavailable to ISP.

     ISP had approximately 66% of its international sales in 1997 in countries in Europe and Japan which are subject to currency exchange rate fluctuation risks. For a discussion of the Company's policy regarding the management of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition." Other countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     International sales in 1997 of ISP's specialty chemicals, excluding sales by GAF-Huls, were approximately 45% of ISP's total 1997 sales. GAF-Huls, a joint venture in which ISP holds a 50% interest, produces certain intermediates and solvents. The GAF-Huls plant is located in Marl, Germany.

     Raw Materials. Because of the multi-step processes required to manufacture ISP's specialty chemicals, ISP believes that its raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. It is estimated that approximately one-third of ISP's manufacturing costs are for raw materials (including energy and packaging). As a result, fluctuations in the pricing of raw materials have less impact on ISP than on those chemical companies for which raw materials costs represent a larger percent of manufacturing costs.

     The principal raw materials used in the manufacture of ISP's specialty chemicals are acetylene, methanol and methylamine. Most of these raw materials are obtained from outside sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of ISP's specialty chemicals, is obtained by ISP for domestic use from two unaffiliated suppliers pursuant to supply contracts. At ISP's Texas City and Seadrift, Texas plants, acetylene is supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from ethylene manufacture. At ISP's Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide. The acetylene utilized by GAF-Huls is produced by Huls AG, using a proprietary electric arc process, sourced from various hydrocarbon feedstocks. ISP believes that this diversity of supply sources, using a number of production technologies (ethylene by-product, calcium carbide and electric arc), provides ISP with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, no assurances can be made that ISP would be able to obtain as much acetylene from other sources as would be necessary to meet its supply requirements. ISP has a long-standing agreement with GAF-Huls to import butanediol into the United States for use as a feedstock for the production of ISP's solvents and polymers. ISP has not experienced an interruption of its acetylene supply that has had a material adverse effect on its sales of specialty chemicals.

     Availability of other raw materials, including methanol and methylamine, remained adequate during 1997. ISP believes that in the event of a supply interruption it could obtain adequate supplies of such raw materials from alternate sources.

     Natural gas and raw materials derived from petroleum are used in many of ISP's manufacturing processes and, consequently, the price and availability of petroleum and natural gas could be material to ISP's operations. During 1997, crude oil and natural gas supplies remained adequate, while prices generally demonstrated seasonal variations.

MINERAL PRODUCTS

     Products and Markets. ISP manufactures mineral products consisting of ceramic-coated colored roofing granules, which are produced from rock deposits that are mined and crushed at ISP's quarries and are colored and coated using a proprietary process. ISP's mineral roofing granules are sold primarily to the North American roofing industry for use in the manufacture of asphalt roofing shingles, for which they provide weather resistance, decorative coloring, heat deflection and increased weight. ISP is the second largest of only two major suppliers of colored roofing granules in North America. ISP also markets granule by-products for use in the construction and maintenance of fast dry, clay-like tennis courts.

     ISP estimates that more than 80% of the asphalt shingles currently produced by the roofing industry are sold for the reroofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners' desire to upgrade the appearance of their homes. ISP estimates that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of ISP's colored mineral granuleshave benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements, which require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

     Sales to BMCA, an affiliate of the Company, and its subsidiary USI, constituted approximately 62% of ISP's mineral products net sales in 1997. See
Item 13, "Certain Relationships and Related Transactions" and Note 9 to Consolidated Financial Statements.

     Raw Materials. ISP owns rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. ISP owns three quarries, each with proven reserves, based on current production levels, of more than 20 years.

FILTER PRODUCTS

     ISP manufactures and sells filter products, consisting of pressure filter vessels, filter bags and filter systems. These filter products are designed for the removal of macroscopic contaminants in the treatment of process liquids. The paint, automotive, chemical, pharmaceutical, petroleum and food and beverage industries accounted for almost all of ISP's 1997 net sales of filter products.

     ISP manufactures pressure filter vessels at manufacturing facilities in Brazil, Canada and Germany, which serve both local and international markets. ISP also manufactures filter bags in Belgium, Canada, Singapore, Brazil and the United States and supplies filter products worldwide through its subsidiaries, sales offices and distributors.

COMPETITION

     ISP believes that it is either the first or second largest seller worldwide of its specialty chemicals derived from acetylene other than butanediol and tetrahydrofuran. Butanediol, which ISP produces primarily for use as a raw material, is also manufactured by a limited number of companies in the United States, Germany, Japan and Korea. Tetrahydrofuran is manufactured by a number of companies throughout the world. While there are companies, other than ISP and its principal competitor, that manufacture a limited number of ISP's other specialty chemicals, the market position of these companies is much smaller than that of ISP (other than as to solvents and intermediates, with respect to which there is a significant second competitor and a new entrant in the market). In addition to ISP's competition as noted above, there are other companies that produce substitutable products for a number of ISP's specialty chemicals. These companies compete with ISP in the personal care, pharmaceutical, beverage preservative and industrial markets and have the effect of limiting ISP's market penetration and pricing flexibility. With respect to advanced materials, ISP believes it is the sole domestic manufacturer of carbonyl iron powders and one of only two manufacturers worldwide.

     With regard to its mineral products, ISP has only one major and one smaller competitor and believes that competition has been limited by: (i) the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves;
(ii) the limited availability of proven rock sources; (iii) the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant; (iv) the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and (v) the difficulty in obtaining the necessary permits to mine and operate a quarry.

     With respect to filter products, ISP competes with a number of mpanies worldwide.

     Competition is largely based upon product and service quality, technology, distribution capability and price.ISP believes that it is well positioned in the marketplace as a result of its broad product lines, sophisticated technology and worldwide distribution network.

RESEARCH AND DEVELOPMENT

     ISP's worldwide research and development expenditures were $21.9 million, $25.4 million and $27.3 million in 1995, 1996 and 1997, respectively.

     ISP's research and development activities are conducted primarily at ISP's worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky, Texas City, Texas, Chatham, New Jersey, Belleville, New Jersey, Freetown, Massachusetts and Columbus, Ohio and technical centers in the United Kingdom, Belgium, Germany, China and Singapore. ISP's mineral products research and development facility, together with its customer design and color center, is located at Hagerstown, Maryland.

ENVIRONMENTAL SERVICES

     ISP has received site designation for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the New Jersey Turnpike to the site. If ISP is successful in securing the necessary permits to construct and operate the hazardous waste facility, ISP intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. ISP estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. ISP anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project.

PATENTS AND TRADEMARKS

     ISP owns or licenses approximately 342 domestic and 343 foreign patents or patent applications and owns or licenses approximately 129 domestic and 1,337 foreign trademark registrations or applications related to the business of ISP. While the Company believes the patent protection covering certain of its products to be material to those products, the Company does not believe that any single patent, patent application or trademark is material to ISP's business or operations.

     The Company believes that the duration of the existing patents and tent licenses is satisfactory.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters (the "Regulations") have been adopted and amended. By reason of the nature of the operations of the Company and its predecessor and certain of the substances that are or have been used, produced or discharged at their plants or at other locations, the Company is affected by the Regulations. The Company has made capital expenditures of less than $3.9 million in each of the last three years in order to comply with the Regulations (which expenditures are included in additions to property, plant and equipment) and anticipates that aggregate capital expenditures relating to environmental compliance in each of 1998 and 1999 will be approximately $4.0 million.

     The Regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. The Company believes that its manufacturing facilities comply in all material respects with applicable Regulations, and, while it cannot predict whether more burdensome requirements will be adopted in the future, it believes that any potential liability for compliance with the Regulations will not materially affect its business, liquidity, results of operations, cash flows or financial position.

     The Company believes that its manufacturing facilities are being operated in compliance in all material respects with applicable environmental, health and safety laws and regulations but cannot predict whether more burdensome requirements will be imposed by governmental authorities in the future.

EMPLOYEES

     ISP Holdings has no employees other than its officers.

     At December 31, 1997, ISP Holdings and its subsidiaries employed approximately 2,675 people worldwide. Approximately 740 employees in the United States and Canada were subject to six union contracts. The Company expects to renegotiate one labor contract during 1998. The Company believes that its relations with its employees and their unions are satisfactory.

     The Company has in effect various benefit plans, which include a non-qualified retirement plan for a group of executives, a capital accumulation plan for its salaried and certain hourly employees, a flexible benefit plan for its salaried employees, a retirement plan for certain of its hourly employees, and group insurance agreements providing life, accidental death, disability, hospital, surgical, medical and dental coverage. In addition, the Company has contracted with various health maintenance organizations to provide medical benefits. The Company and, in many cases, its employees contribute to the cost of these plans.

ITEM 2. PROPERTIES

     The corporate headquarters and principal research and development laboratories of ISP are located at a 100-acre campus-like office and research park owned by a subsidiary of ISP at 1361 Alps Road, Wayne, New Jersey 07470. The premises are subject to a first mortgage. ISP Holdings maintains its principal office at 818 Washington Street, Wilmington, Delaware 19801, telephone
(302) 428-0847.

     The principal domestic and foreign real properties either owned by, or leased to, ISP are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, ISP maintains sales offices and warehouses in the United States and abroad, substantially all of which are in leased premises under relatively short-term leases.

     ISP Holdings does not directly own or lease any real property.

LOCATION                                           FACILITY                                     PRODUCT LINE
--------                                           --------                                     ------------

                                                   DOMESTIC
Alabama
 Huntsville ....................................   Plant*                                       Specialty Chemicals

Kentucky
 Calvert City ..................................   Plant                                        Specialty Chemicals

Maryland
 Hagerstown ....................................   Research Center, Design                      Mineral Products
                                                   Center, Sales Office
Massachusetts
    Freetown ...................................   Plant, Research Center                       Specialty Chemicals

Missouri
    Annapolis ..................................   Plant, Quarry                                Mineral Products

New Jersey
    Belleville .................................   Plant, Sales Office, Research                Specialty Chemicals
                                                   Center, Warehouse*
    Bridgewater ................................   Sales Office                                 Specialty Chemicals
    Chatham ....................................   Plant, Sales Office, Research                Specialty Chemicals
                                                   Center, Warehouse*
    Wayne ......................................   Headquarters, Corporate                      Specialty Chemicals
                                                   Administrative Offices,
                                                   Research Center

Ohio
    Columbus ...................................   Plant, Research Center                       Specialty Chemicals
                                                   Sales Office
Pennsylvania
    Blue Ridge Summit ..........................   Plant, Quarry                                Mineral Products

Tennessee
    Memphis ....................................   Plant*, Warehouse*,                          Filter Products
                                                   Distribution Center*
Texas
    Seadrift ...................................   Plant                                        Specialty Chemicals
    Texas City .................................   Plant                                        Specialty Chemicals

Wisconsin
    Pembine ....................................   Plant, Quarry                                Mineral Products




LOCATION                                           FACILITY                                     PRODUCT LINE
--------                                           --------                                     ------------

                                                   INTERNATIONAL
Belgium
    Sint-Niklaas ...............................   Plant, Sales Office,                         Specialty Chemicals
                                                   Research Center,                             and Filter Products
                                                   Distribution Center

Brazil
    Sao Paulo ..................................   Plant*, Sales Office*,                       Specialty Chemicals
                                                   Distribution Center*                         and Filter Products

Canada
    Mississauga, Ontario .......................   Sales Office*,                               Specialty Chemicals
                                                   Distribution Center*
    Oakville, Ontario ..........................   Plant*                                       Filter Products
Germany
    Cologne ....................................   Research Center*, Sales Office*              Specialty Chemicals
    Hamburg ....................................   Plant*                                       Filter Products

Great Britain
    Guildford ..................................   European Headquarters*,                      Specialty Chemicals
                                                   Research Center*
    Manchester .................................   Sales Office,                                Specialty Chemicals
                                                   Distribution Center                          and Filter Products

India
    Nagpur .....................................   Plant                                        Specialty Chemicals
Japan
    Tokyo ......................................   Sales Office*                                Specialty Chemicals
                                                                                                and Filter Products

Singapore
    Southpoint .................................   Plant*, Sales Office*,                       Specialty Chemicals
                                                   Distribution Center*,                        and Filter Products
                                                   Asia-Pacific Headquarters*,
                                                   Warehouse*

Affiliate:
    GAF-Huls Chemie GmbH
    Marl, Germany ..............................   Plant, Sales Office                          Specialty Chemicals

----------

* Leased Property

     The Company believes that its plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1997, the Company made capital expenditures in the amount of $68.7 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 1997, is $17.8 million, before reduction for insurance recoveries reflected on its balance sheet (discussed below) of $7.2 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). In the opinion of management, the resolution of such matters should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurances in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     On March 8, 1995, GAF commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The action was dismissed by the court in December 1997 for lack of federal jurisdiction, and one defendant insurer has filed a notice of appeal. On June 16, 1997, GAF filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action is pending. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, ISP entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee ISP's performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. ISP believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million. See Item 1, "Environmental Services."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no trading market for ISP Holdings common stock. As of March 20, 1998, there were 25 holders of record of ISP Holdings' outstanding common stock.

ITEM 6. SELECTED FINANCIAL DATA

     See page F-7.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-8 to F-34.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth the name, age, position and other information with respect to the directors and executive officers of ISP Holdings.

                                                                       PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME AND POSITION HELD(1)                     AGE                           AND FIVE-YEAR EMPLOYMENT HISTORY
-------------------------                     ---                           --------------------------------
Samuel J. Heyman ............................  59     Mr. Heyman has been a director and Chairman and Chief Executive Officer of
 Director, Chairman and                                 ISP Holdings since its formation, of G-I Holdings since August 1988 and
  Chief Executive Officer                               of GAF and certain of its subsidiaries since April 1989, prior to which he held the same position with the predecessor to GAF (the "Predecessor
                                                        Company ") from December 1983 to April 1989. Mr. Heyman has been a director and Chairman and Chief Executive Officer of ISP, and has been a director and Chairman of BMCA, since their respective formations. Mr.
                                                        Heyman has been a director of USI since October 1995 and Chief Executive
                                                        Officer of BMCA since June 1996. He is also the Chief Executive Officer,
                                                        Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

Peter R. Heinze .............................  55     Dr. Heinze has been a director of ISP Holdings and President, Chief
 Director, IPS Holdings;                                Operating Officer and a director of ISP since November 1996. He was
  President and Chief                                   Senior Vice President, Chemicals of PPG Industries, Inc., a glass
  Operating Officer, ISP                                products, coatings and resins, and chemical manufacturer, from April 1993 to November 1996 and Group Vice President, Chemicals of PPG Industries,
                                                        Inc. from August 1992 to April 1993. From January 1988 to August 1992,
                                                        Dr. Heinze was President, Chemicals Division, and an Executive Vice
                                                        President of BASF Corporation, a diversified chemical
                                                        manufacturing company.

Carl R. Eckardt .............................  67     Mr. Eckardt has been Executive Vice President, Corporate Development of ISP
 Executive Vice President,                              Holdings since its formation. He was President and Chief Operating
  Corporate Development                                 Officer of ISP from January 1994 to November 1996, Executive Vice
                                                        President of ISP from its formation to January 1994 and has served as such since November 1996, and has been a director of ISP since its formation. Mr. Eckardt has been Vice Chairman of GAF since November 1996 and a director of GAF since April 1987. He was Executive Vice President of GAF from April 1989 to November 1996 and held the same position with the Predecessor Company from January 1987 to April 1989. Mr. Eckardt has been Executive Vice President of G-I Holdings since March 1993. He was
                                                        President of GAF Chemicals Corporation and the Predecessor Company's
                                                        chemicals division from 1985 to 1987. Mr. Eckardt was a Senior Vice
                                                        President Worldwide Chemicals and Senior Vice President International
                                                        Chemicals of the Predecessor Company from 1982 to 1985 and 1981 to 1982, respectively. Mr. Eckardt joined the Predecessor Company in 1974.




                                                                       PRESENT PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME AND POSITION HELD(1)                     AGE                           AND FIVE-YEAR EMPLOYMENT HISTORY
-------------------------                     ---                           --------------------------------
James P. Rogers .............................  47     Mr. Rogers has been Executive Vice President and Chief Financial Officer of
 Director and Executive                                 ISP Holdings, G-I Holdings, GAF and certain of its subsidiaries,
  Vice President, Chief                                 Executive Vice President of BMCA and USI and Executive Vice
  Financial Officer and                                 President-Finance of ISP since December 1996. He was Senior Vice
                                                        President and Chief Financial Treasurer Officer of ISP Holdings, GAF, G-I
                                                        Holdings and certain of their subsidiaries, and Senior Vice
                                                        President-Finance of ISP from November 1993 to December 1996 and of BMCA from its formation to December 1996. Mr. Rogers has been a director of
                                                        USI since October 1995 and was Senior Vice President of USI from October
                                                        1995 to December 1996. Mr. Rogers has served as Treasurer of G-I
                                                        Holdings, GAF and certain of its subsidiaries since March 1992 and was
                                                        Vice President-Finance of such corporations from March 1992 to October
                                                        1993. He was Treasurer of ISP from March 1992 to December 1994 and from
                                                        September 1995 to December 1996. From August 1987 to March 1992, Mr.
                                                        Rogers was Treasurer of Amphenol Corporation, a manufacturer of electronic connectors.

Richard A. Weinberg .........................  38     Mr. Weinberg has been Senior Vice President and General Counsel of ISP
 Senior Vice President and                              Holdings since its formation, and of ISP, GAF, G-I Holdings, BMCA and
  General Counsel                                       certain of their respective subsidiaries since May 1996. He was Vice
                                                        President and General Counsel of BMCA from September 1994 to May 1996,
                                                        Vice President-Law of BMCA from May 1994 to September 1994 and Vice
                                                        President-Law of GAFBMC from April 1993 to May 1994. Mr. Weinberg was employed by Reliance Group Holdings Inc., a diversified insurance holding company, as Staff Counsel from October 1987 to January 1990 and as
                                                        Assistant Vice President and Corporate Counsel from January 1990 to April
                                                        1993.

----------------

(1) Under ISP Holdings' By-laws, each director and executive officer continues in office until ISP Holdings' next annual meeting of stockholders and until his or her successor is elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

     No compensation is paid to officers or directors of ISP Holdings for their services in such capacity.

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of ISP Holdings and the four other most highly compensated executive officers of the Company who were employed in such capacity as of December 31, 1997.

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                      ANNUAL COMPENSATION                       --------------
                                     ---------------------------------------------------          SECURITIES
NAME AND PRINCIPAL                                                          OTHER ANNUAL          UNDERLYING           ALL OTHER
  POSITION(1)                        YEAR      SALARY            BONUS(2)   COMPENSATION        OPTIONS/SARS(3)       COMPENSATION
------------------                   ----      --------         ---------   ------------       ----------------       ------------
Samuel J. Heyman ..................  1997      $579,125         $      0            0                0                  $20,579(4)
  Chairman of the                    1996       572,000          200,000            0            8,200(ISP-O)            14,739(4)
  Board of Directors                 1995       553,666          200,000            0          150,000(ISP-O)             9,848(4)
  and Chief Executive Officer

Peter R. Heinze ...................  1997      $379,725         $349,271      $31,774           18,750(ISP-O)           $24,291(5)
  President and Chief                1996        46,875(5)        40,000(5)         0          156,250(ISP-O)                 0(5)
  Operating Officer, ISP             1995              (5)              (5)          (5)               (5)                     (5)

Carl R. Eckardt ...................  1997      $340,704         $156,277            0               0                   $ 8,500(6)
  Executive Vice                     1996       339,612          164,901            0           49,600(ISP-O)            17,756(6)
  President                          1995       325,500          300,000            0           41,600(ISP-O)            10,095(6)

James P. Rogers ...................  1997      $275,125         $250,000(2)         0           7,500(ISP-O)            $18,459(7)
  Executive Vice                     1996       263,467          225,000            0           39,210(ISP-O)/           14,258(7)
  President and Chief                                                                           24,095(ISPH-O)(7)(9)
  Financial Officer                  1995       248,333          225,000            0           38,300(ISP-O)            13,154(7)

Richard A. Weinberg ...............  1997      $252,475         $250,000(2)         0                                   $15,118(8)
  Senior Vice President              1996       130,833(8)       125,014(8)         0          37,410(ISP-O)/             2,960(8)
  and General                                                                                  31,970(ISPH-O)(8)(9)
  Counsel                            1995              (8)              (8)          (8)               (8)                     (8)

----------

(1) ISP paid the compensation to each of such named executive officers. The ISP Holdings options to purchase redeemable convertible preferred stock of ISP Holdings were granted by ISP Holdings.

(2) Bonus amounts are payable pursuant to ISP's Executive Incentive Compensation Program, except that in respect of the bonus amounts paid to Messrs. Rogers and Weinberg for 1997, BMCA reimbursed ISP $115,351 and $133,989, respectively, under a management agreement for bonuses earned by such executive officers in connection with services performed by them for BMCA during such year. See Item 13, "Certain Relationships and Related Transactions--Management Agreement."

(3) The ISP options (ISP-O) are for shares of ISP common stock and the ISP Holdings options (ISPH-O) are for shares of redeemable convertible preferred stock of ISP Holdings. See "Options and Stock Appreciation Rights."

(4) Included in these amounts for Mr. Heyman are: $18,116, $12,989 and $8,598 for the premiums paid by the Company for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,250 and $1,250 for the premiums paid by the Company for a long-term disability policy in 1997, 1996 and 1995, respectively.

(5) Included in "Other Annual Compensation" for Dr. Heinze are $25,043 in payment of moving related expenses and a "tax gross-up" of $6,731 in 1997. Included in "All Other Compensation" for Dr. Heinze are $10,792, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997; $11,536 for the premium paid by the Company for a life insurance policy in 1997; and $1,963 for the premium paid by the Company for a long-term disability policy in 1997. Dr. Heinze commenced employment with ISP in November 1996.

                                              (Footnotes continued on next page)

  (Footnotes continued from previous page)

(6) Included in these amounts for Mr. Eckardt are: $6,537, $16,506 and $8,845 for the premiums paid by the Company for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,250 and $1,250 for the premiums paid by the Company for a long-term disability policy in 1997, 1996 and 1995, respectively.

(7) Included in these amounts for Mr. Rogers are: $11,450, $11,198 and $10,963, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997, 1996 and 1995, respectively; $5,046, $1,810 and $978 for the premiums paid by the Company for a life insurance policy in 1997, 1996 and 1995, respectively; and $1,963, $1,250 and $1,213 for the premiums paid by the Company for a long-term disability policy in 1997, 1996 and 1995, respectively. Excluded are the stock appreciation rights relating to shares of ISP Holdings common stock referred to in Note (2) under the second table under "Options and Stock Appreciation Rights."

(8) Mr. Weinberg commenced service as Senior Vice President and General Counsel of the Company on May 15, 1996. Prior to that time, he served as Vice President and General Counsel of BMCA. See Item 10, "Directors and Executive Officers of the Registrant." Excluded are amounts paid to Mr. Weinberg by BMCA prior to May 15, 1996. Included in "All Other Compensation" for Mr. Weinberg are: $11,300 and $2,158, representing the Company's contribution under the GAF Capital Accumulation Plan in 1997 and 1996, respectively; $1,914 and $277 for the premiums paid by the Company for a life insurance policy in 1997 and 1996, respectively; and $1,904 and $525 for the premiums paid by the Company for a long-term disability policy in 1997 and 1996, respectively.

(9) Excluded are the stock appreciation rights relating to shares of GAF common stock referred to in Note (4) under the second table under "Options and Stock Appreciation Rights."

OPTIONS AND STOCK APPRECIATION RIGHTS

     The following tables summarize options to acquire ISP common stock ("ISP Options") granted during 1997 to the executive officers named in the Summary Compensation Table above, the potential realizable value of such options and the value of the unexercised ISP Options, options to acquire ISP Holdings' redeemable convertible preferred stock ("ISP Holdings Options") and stock appreciation rights ("SARs") held by such persons at December 31, 1997. No options or SARs were exercised by such persons, and no ISP Holdings Options or SARs relating to ISP Holdings common stock were granted, during 1997.

                                               ISP COMMON STOCK OPTION GRANTS IN 1997
                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                         % OF TOTAL                                                        ANNUAL RATES OF
                            NUMBER OF      OPTIONS                                                           STOCK PRICE
                           SECURITIES    GRANTED TO    EXERCISE/      MARKET                              APPRECIATION FOR
                           UNDERLYING     EMPLOYEES      BASE          PRICE                                 OPTION TERM
                             OPTIONS     IN FISCAL       PRICE        ON DATE     EXPIRATION     ----------------------------------
     NAME                    GRANTED        1997       ($/SHARE)     OF GRANT        DATE          0%            5%          10%
     ----                  ----------    ----------    ---------     --------     -----------    -------      --------     --------
Samuel J. Heyman .....         --            --           --            --            --           --            --           --
Peter R. Heinze ......  18,750(ISP-O)(1)    3.6%        $9.9375      $14.9375      12/31/03      $93,750      $189,003     $309,847
Carl R. Eckardt ......         --            --           --            --            --           --            --           --
James P. Rogers ......   7,500(ISP-O)(1)    1.5%        $9.9375      $14.9375      12/31/03      $37,500      $ 75,601     $123,939
Richard A. Weinberg ..         --            --           --            --            --           --            --           --

----------

(1) The ISP Options were granted under the ISP 1991 Incentive Plan for Key Employees and Directors, as amended (the "1991 Incentive Plan"). The ISP Options set forth in the foregoing table will become fully vested 21 @ 2 years after the date of grant, and, to the extent vested, are exercisable for six years from the date of grant. The Compensation and Pension Committee of the Board of Directors of ISP may, on a case by case basis, accelerate the vesting of unvested options in the event of a "Change in Control" (as defined).

         VALUE OF ISP COMMON STOCK OPTIONS/ISP HOLDINGS PREFERRED STOCK OPTIONS/ISP HOLDINGS STOCK APPRECIATION RIGHTS AT DECEMBER 31, 1997(4)


                                 NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED ISP OPTIONS                VALUE OF UNEXERCISED
                                      (ISP-O)/ISP HOLDINGS              IN-THE-MONEY ISP OPTIONS/ISP
                                  OPTIONS (ISPH-O)/ISP HOLDINGS         HOLDINGS OPTIONS/ISP HOLDINGS
                                       SARS(S) AT 12/31/97                   SARS AT 12/31/97(1)
        NAME                        EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE
        ----                       ---------------------------          ---------------------------
Samuel J. Heyman ..................    60,000/179,200(ISP-O)              $476,250/$987,550
Peter R. Heinze ...................         0/175,000(ISP-O)              $      0/$826,172
Carl R. Eckardt ...................    93,784/ 92,656(ISP-O)              $492,907/$457,621
James P. Rogers(4) ................    61,320/ 83,690(ISP-O)              $310,208/$471,329
                                        7,455/  1,864(S)(2)               $834,967/$208,742(2)
                                            0/ 24,095(ISPH-O)(3)          $      0/$240,727(3)
Richard A. Weinberg(4) ............     2,800/ 34,610(ISP-O)              $  8,925/$107,393
                                            0/ 31,970(ISPH-O)(3)          $      0/$560,168(3)

----------

(1) All ISP Options, ISP Holdings Options and ISP Holdings SARs were in-the-money at December 31, 1997.

(2) The ISP Holdings SARs represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of ISP Holdings common stock over the sum of the determined initial Book Value (as defined) per share of ISP Holdings common stock, plus interest on such Book Value at a specified rate. The ISP Holdings SARs vest over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control, and have no expiration date. The ISP Holdings SARs were issued on January 1, 1997 in connection with the Separation Transactions to holders of stock appreciation rights relating to shares of GAF common stock ("GAF SARs"). The grant date of each ISP Holdings SAR is deemed to be the grant date of such GAF SARs.

(3) The ISP Holdings Options represent options to purchase shares of redeemable convertible preferred stock of ISP Holdings (the "Preferred Stock"). Each share of Preferred Stock is convertible, at the holder's option, into shares of ISP Holdings common stock at a formula price based on the sum of the determined initial Book Value (as defined) plus interest on such Book Value at a specified rate. The ISP Holdings Options are exercisable at a price of $111.44 per share and vest over seven years, subject to earlier vesting under certain circumstances including in connection with a change of control. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The ISP Holdings common stock issuable upon conversion of the Preferred Stock is subject to repurchase by the Company under certain circumstances at a price equal to current Book Value (as defined). The exercise price of the ISP Holdings Options is equal to the fair value per share of the Preferred Stock at the date of grant. The ISP Holdings Options have no expiration date. The ISP Holdings Options were issued on January 1, 1997 in connection with the Separation Transactions to holders of similar options to purchase redeemable convertible preferred stock of GAF granted during 1996, which GAF options were exchanged for GAF SARs. See Note (4) below. The grant date of each ISP Holdings Option is deemed to be the grant date of such GAF options.

(4) Excluded are GAF SARs as follows: Mr. Rogers--7,455 exercisable and 10,473 unexercisable GAF SARs, all of which were in-the-money and had a value of $72,640 in respect of the exercisable and $187,437 in respect of the unexercisable GAF SARs at December 31, 1997; and Mr. Weinberg--12,320 unexercisable GAF SARs, all of which were in-the-money and had a value of $225,286 at December 31, 1997.

PENSION PLANS

     Non-Qualified Retirement Plan. The Company has a non-qualified retirement plan for the benefit of certain key employees (the "Retirement Plan"). The benefit payable under the Retirement Plan, which vests in accordance with a 10-year schedule, consists of an annual payment commencing at age 65 equal to 25% of a covered employee's last full year's base salary. The benefit continues for the longer of 15 years or the joint lifetimes of the employee or his or her spouse. If a covered employee dies while employed by the Company or a subsidiary, a death benefit of 36% of the employee's base salary at the date of death is payable for a term of 15 years to the employee's beneficiary.

     No new participants have been admitted to the Retirement Plan since January 1989 and it is not anticipated that any new participants will be admitted hereafter. Of the executive officers named in the Summary Compensation Table, only Messrs. Heyman and Eckardt participate in the Retirement Plan.

     The following table shows, for the salary levels and years of service indicated, the annual pension benefit, payable commencing at age 65 to participants in the Retirement Plan.

                                                   NON-QUALIFIED RETIREMENT PLAN
                                                     ANNUAL PAYMENTS AT AGE 65

                                                         YEARS OF SERVICE
              --------------------------------------------------------------------------------------------------------
                SALARY          5            10           15            20            25           30            35
              ---------      -------     --------     ----------    ---------     ---------    ----------    ---------
               $250,000      $31,250      $ 62,500      $ 62,500     $ 62,500      $ 62,500      $ 62,500     $ 62,500
                300,000       37,500        75,000        75,000       75,000        75,000        75,000       75,000
                350,000       43,750        87,500        87,500       87,500        87,500        87,500       87,500
                400,000       50,000       100,000       100,000      100,000       100,000       100,000      100,000
                450,000       56,250       112,500       112,500      112,500       112,500       112,500      112,500
                500,000       62,500       125,000       125,000      125,000       125,000       125,000      125,000
                550,000       68,750       137,500       137,500      137,500       137,500       137,500      137,500
                600,000       75,000       150,000       150,000      150,000       150,000       150,000      150,000
                650,000       81,250       162,500       162,500      162,500       162,500       162,500      162,500
                700,000       87,500       175,000       175,000      175,000       175,000       175,000      175,000

     The years of service covered by the Retirement Plan are twelve years for each of Mr. Heyman and Mr. Eckardt. Current salaries covered by the Retirement Plan are the amounts set forth under the "salary" column of the Summary Compensation Table for Messrs. Heyman and Eckardt. The annual pension benefit is not subject to reduction for Social Security and other benefits and is computed on a straight-life annuity basis.

     Additional Arrangements. ISP has agreed to provide Mr. Eckardt, at age 67, a $200,000 annuity comprising two pieces: (i) the benefits payable under the Retirement Plan described above, and (ii) a supplemental retirement benefit representing the difference between $200,000 per year and the benefit payable under the Retirement Plan. The supplemental retirement benefit will vest at the rate of 20% per year over a five-year period beginning March 19, 1994. In the event Mr. Eckardt should die without a surviving spouse, no supplemental retirement benefit will be payable. In the event Mr. Eckardt should die prior to the termination of his employment, leaving a surviving spouse, his spouse will be entitled to receive for her life an annual payment of the portion of the supplemental retirement benefit in which he was vested on the date of his death. If Mr. Eckardt's employment is terminated involuntarily other than for cause (as defined), or in the event Mr. Eckardt becomes totally and permanently disabled, he will be entitled to receive payment of the portion of the supplemental retirement benefit in which he is vested on the date of termination or the onset of such disability. If Mr. Eckardt's employment is terminated for cause, the Company in its sole discretion may declare all or any portion (whether vested or unvested) of the supplemental retirement benefits forfeited.

     Other Agreements. In connection with his becoming President and Chief Operating Officer of ISP in November 1996, Dr. Heinze and ISP entered into a letter agreement that provides, among other things, that Dr. Heinze will receive an initial base salary of $375,000 per year, certain stock options and other benefits. In accordance with the letter agreement, on December 9, 1996, Dr. Heinze was granted under the 1991 Incentive Plan 125,000 ISP Options at an exercise price of $11.25 per share, which options vest in full on December 9, 1999 and expire nine years from the date of grant, and 31,250 ISP Options at an exercise price of $6.25 per share, which options vest in full on June 9, 1999 and expire six years from the date of grant, in each case subject to earlier vesting in the event of a "Change of Control" (as defined in the 1991 Incentive
Plan). He is also eligible to participate in ISP's Executive Incentive Compensation Program and the 1991 Incentive Plan. The letter agreement also provides that if Dr. Heinze's employment is terminated by ISP other than for cause, ISP will continue to pay Dr. Heinze his then base salary for a severance period of up to 18 months depending upon when such termination occurs. In addition, in the event of a Change of Control of ISP and either (i) the termination of Dr. Heinze's employment by ISP (or its successor) other than for cause within twelve months after such Change in Control or (ii) the termination of employment by Dr. Heinze under certain circumstances, Dr. Heinze will continue to receive his base salary in lieu of any other severance for 24 months following such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ISP HOLDINGS

     Prior to consummation of the Separation Transactions, all of the outstanding common stock of ISP Holdings ("ISP Holdings Common Stock") was owned of record by GAF. As part of the Separation Transactions, the ISP Holdings Common Stock was distributed to the stockholders of GAF initially in the same proportion as they own common stock of GAF.

     The following table sets forth information with respect to the ownership of ISP Holdings Common Stock, as of March 20, 1998, by each other person known to ISP Holdings to own beneficially more than 5% of the ISP Holdings Common Stock outstanding on that date, each director of ISP Holdings, each executive officer named in the Summary Compensation Table above and all executive officers and directors of ISP Holdings as a group:

                                                                    AMOUNT AND
                                                                     NATURE OF                           PERCENT OF
                  NAME AND ADDRESS OF                               BENEFICIAL          PERCENT OF      TOTAL VOTING
                   BENEFICIAL OWNER                                 OWNERSHIP(1)          CLASS            POWER
                  -------------------                               ------------        ----------      -------------
Samuel J. Heyman .................................................   1,701,100               96%              96%
Carl R. Eckardt(2) ...............................................      29,995              1.7%             1.7%

All directors and executive officers of ISP Holdings as
 a group (5 persons) .............................................   1,731,095               98%              98%

----------

(1) The business address of Messrs. Heyman and Eckardt is 1361 Alps Road, Wayne, New Jersey 07470.

(2) Such shares are held subject to ISP Holdings' right to acquire such shares from Mr. Eckardt upon his termination of employment with the Company.

     As of March 20, 1998, shares of ISP common stock were beneficially owned by ISP Holdings' directors, the executive officers named in the Summary Compensation Table above, ISP Holdings and the directors and executive officers of ISP Holdings as a group as follows:

                                                NUMBER OF                         NUMBER OF SHARES
                                                 SHARES                             BENEFICIALLY                BENEFICIAL
            NAME                                  OWNED                %                OWNED                       %
            ----                               -----------           ------      ---------------------        -----------------
Samuel J. Heyman ...........................       125,000             0.1%           80,715,000(1)(2)            83.9%(1)(2)
Peter R. Heinze ............................             0            --                       0                  --
Carl R. Eckardt(3) .........................         1,000             *                 103,832(2)                0.1%
James P. Rogers ............................        20,848(4)          *                  88,168(2)(4)             *
Richard A. Weinberg ........................             0            --                   5,600(2)                *
ISP Holdings ...............................    80,500,000            83.8%           80,500,000                  83.8%
All directors and executive
 officers of ISP Holdings as a group
 (5 persons) ...............................       146,848(4)          0.2%(4)        80,912,600(2)(3)(4)         84.0%(2)(3)(4)

----------

*    Less than one-tenth of one percent

(1) Includes 80,500,000 shares owned by ISP Holdings, which is controlled by Mr. Heyman. The business addresses of Mr. Heyman and ISP Holdings are 1361 Alps Road, Wayne, New Jersey 07470 and 818 Washington Street, Wilmington, Delaware 19801, respectively.

(2) Includes with respect to Messrs. Heyman, Eckardt, Rogers and Weinberg and all directors and executive officers as a group 90,000, 102,832, 67,320, 5,600 and 265,752 shares, respectively, subject to options granted under the ISP 1991 Incentive Plan which are currently exercisable or exercisable within 60 days.

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

(3) The number of shares shown as being beneficially owned by all directors and executive officers of ISP Holdings as a group attributes ownership of ISP Holdings' 80,500,000 shares to Mr. Heyman. See Note (1) above. As of March 20, 1998, Mr. Eckardt beneficially owned approximately 1.7% of the outstanding capital stock of ISP Holdings. Such shares are held subject to ISP Holdings' right to acquire such shares from Mr. Eckardt upon his termination of employment with the Company.

(4) Includes with respect to Mr. Rogers 7,848 shares held in his account with the GAF Capital Accumulation Plan as of December 31, 1997 and 10,000 shares held jointly with his spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to a Management Agreement (the "Management Agreement") which expires at the end of 1998, ISP provides certain general management, administrative, legal, telecommunications, information and facilities services to ISP Holdings and to certain of its affiliates, including GAF, BMCA, G-I Holdings and GFC. Charges by ISP for providing such services aggregated $5.6 million in 1997. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of, the respective parties, which are based on an estimate of the costs ISP incurs to provide such services. Effective January 1, 1998, the term of the Management Agreement was extended through the end of 1998, and the management fees payable under the agreement were adjusted, including an adjustment to reflect the direct payment by BMCA of the costs for certain services rendered by third parties that were previously included in the management fees payable to ISP. ISP and BMCA further modified the agreement to allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by ISP in 1997 under the Management Agreement, after taking into account the modifications to the agreement described above, the aggregate amount payable to ISP under the Management Agreement for 1998 is expected to be approximately $5.6 million. BMCA also is expected to pay directly certain third party costs, which aggregated approximately $0.4 million in 1997, that were previously included in the management fee. In addition, ISP currently anticipates that in 1998 BMCA will require additional space for its headquarters and will pay additional rent based on the square footage to be occupied. Although, due to the unique nature of the services provided under the Management Agreement, comparisons with third party arrangements are difficult, ISP believes that the terms of the Management Agreement, taken as a whole, are no less favorable to ISP than could be obtained from an unaffiliated third party. Certain of the executive officers of ISP perform services for affiliates of ISP pursuant to the Management Agreement, and ISP is indirectly reimbursed therefor by virtue of the management fees and other reimbursable expenses payable under the Management Agreement.

SALES TO AFFILIATES

     BMCA purchases from ISP all of its colored roofing granules requirements (except for the requirements of BMCA's California roofing plant) under a requirements contract. In addition, in December 1995, USI commenced purchasing from ISP substantially all of its requirements for colored roofing granules (except for the requirements of USI's Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract. Each such requirements contract was renewed for 1998 and is subject to annual renewal unless terminated by either party to the agreement. In 1997, BMCA and USI purchased a total of approximately $51.1 million of mineral products from ISP, representing approximately 7% of ISP's total net sales and approximately 62% of ISP's net sales of mineral products. The Company's supply arrangements with BMCA and USI are at prices and on terms which the Company believes are no less favorable to ISP than could be obtained from an unaffiliated third party.

TAX SHARING AGREEMENT

     Effective January 1, 1997, ISP and its domestic subsidiaries entered into a Tax Sharing Agreement with ISP Holdings with respect to the payment of federal income taxes and certain related matters (the "ISP Holdings Tax Sharing Agreement"). During the term of the ISP Holdings Tax Sharing Agreement, which extends as long as ISP or any of its domestic subsidiaries, as the case may be, is included in a consolidated federal income tax return filed by ISP Holdings, or a successor entity, ISP is obligated to pay to ISP Holdings an amount equal to those federal income taxes ISP would have incurred if, subject to certain exceptions, ISP (on behalf of itself and its domestic subsidiaries) filed its own consolidated federal income tax return. These exceptions include, among others, that ISP may utilize certain favorable tax attributes, i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses), only at the time such attributes reduce the federal income tax liability of ISP Holdings and its consolidated subsidiaries (the "ISP Holdings Group"); and that ISP may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Holdings Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by ISP to ISP Holdings in future years. Subject to certain exceptions, actual payment for such attributes will be made by ISP Holdings to ISP only when ISP Holdings receives an actual refund of taxes from the IRS or, under certain circumstances, the earlier of (i) the dates of the filing of federal income tax returns of ISP for taxable years of ISP following the last taxable year in which it was a member of the ISP Holdings Group, or (ii) when ISP Holdings no longer owns more than 50% of ISP. Foreign tax credits not utilized by ISP in computing its tax sharing payments will be refunded by ISP Holdings to ISP, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration.

     The ISP Holdings Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the ISP Holdings Tax Sharing Agreement, ISP Holdings makes all decisions with respect to all matters relating to taxes of the ISP Holdings Group. The provisions of the ISP Holdings Tax Sharing Agreement take into account both the federal income taxes ISP would have incurred if it filed its own separate federal income tax return and the fact that ISP is a member of the ISP Holdings Group for federal income tax purposes.

     ISP Holdings and ISP were parties to tax sharing agreements with members of the consolidated GAF tax group (the "GAF Group"). As a result of the Separation Transactions, ISP Holdings and ISP are no longer included in the consolidated federal income tax returns of GAF, and therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP Holdings and ISP for periods subsequent to the Separation Transactions. ISP Holdings and ISP remain obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the GAF Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to GAF equal to ISP Holdings' and ISP's allocable share of the GAF Group's consolidated tax liability. Alternatively, ISP Holdings and ISP would be entitled to refunds if losses or other attributes reduce the GAF Group's consolidated tax liability. Moreover, foreign tax credits generated by ISP not utilized by GAF will be refunded by GAF or its subsidiary to ISP, if such credits expire unutilized upon termination of the statute of limitations for the year of expiration. Furthermore, those tax sharing agreements provide for an indemnification to ISP Holdings and ISP for any tax liability attributable to another member of the GAF Group.

MUTUAL INDEMNIFICATION

     Pursuant to the terms of an indemnification agreement dated as of October 18, 1996 (the "Indemnification Agreement") among GAF, G-I Holdings, ISP Holdings, G Industries Corp. and GFC, (i) GAF and G-I Holdings have agreed to indemnify ISP Holdings and its subsidiaries for all liabilities of the GAF Group as it is currently comprised (the "Current GAF Group"), including all liabilities for asbestos-related claims (whether for indemnity or defense) and such group's liabilities relating to environmental matters, litigation and employee benefits and excluding all liabilities of ISP and its subsidiaries, all liabilities relating to the 93/4% Senior Notes due 2002 (the "93/4% Notes") and the 9% Senior Notes due 2003 of ISP Holdings (together, the "Notes") and all other liabilities reflected in the pro forma consolidated balance sheet of ISP Holdings and its subsidiaries or the notes thereto prepared in connection with the October 1996 cash tender offer and consent solicitation for the Senior Discount Notes and Series B Senior Discount Notes due 1998 of G-I Holdings and the October 1996 ISP Holdings offer to exchange its 93/4% Notes for G-I Holdings' Series B 10% Senior Notes due 2006 (collectively, the "ISP Holdings Transactions"), (ii) ISP Holdings has agreed to indemnify GAF and the other members of the Current GAF Group for all liabilities of ISP and its subsidiaries, all liabilities relating to the Notes, and all other liabilities reflected in the pro forma consolidated balance sheet of ISP Holdings and its subsidiaries or the notes thereto prepared in connection with the ISP Holdings Transactions (excluding those liabilities as to which ISP Holdings is being indemnified in accordance with clause (i)), (iii) ISP Holdings has agreed to indemnify GAF and the other members of the Current GAF Group for its accrued tax liability prior to the Separation Transactions and (iv) GAF, G-I Holdings, G Industries Corp. and GFC have agreed to indemnify ISP Holdings, ISP and its subsidiaries from, and against, any and all taxes (net of any tax benefits realized by the indemnities) that may be payable by the Current GAF Group with respect to the Separation Transactions.

     Reference is made to the description of the Separation Transactions contained in the first paragraph under Item 1, "Business."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

       (a)(1) Financial Statements: See Index on page F-1.
       (a)(2) Financial Statement Schedules: See Index on page F-1.
       (a)(3) Exhibits:

 EXHIBIT
  NUMBER           DESCRIPTION
 --------         -------------
    3.1 Certificate of Incorporation of ISP Holdings (incorporated by reference to Exhibit 3.1 to ISP Holdings' Registration Statement on Form S-4 (Registration No. 333-17827) (the "ISP Holdings Registration Statement")).

    3.2 By-laws of ISP Holdings (incorporated by reference to Exhibit 3.2 to the ISP Holdings Registration Statement).

    4.1 9% Note Indenture, dated as of October 18, 1996, between ISP Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the ISP Holdings Registration Statement).

    4.2 9 3/4% Note Indenture, dated as of October 18, 1996, between ISP Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the ISP Holdings Registration Statement).

   10.1 Management Agreement, dated as of March 3, 1992 ("Management Agreement"), among GAF, G-I Holdings, G Industries Corp., ISP, GAF Building Materials Corporation and GAF Broadcasting (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 of G-I Holdings (Registration No. 33-72220) (the "G-I Holdings Registration Statement")).

   10.2 Amendment No. 1, dated as of January 1, 1994, to the Management Agreement (incorporated by reference to Exhibit 10.10 to G-I Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).

   10.3 Amendment No. 2, dated as of May 31, 1994, to the Management Agreement (incorporated by reference to Exhibit 10.1 to G-I Holdings' Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

   10.4 Amendment No. 3, dated as of December 31, 1994, to the Management Agreement (incorporated by reference to Exhibit 10.4 to ISP's Annual Report on Form 10-K for the year ended December 31, 1994).

   10.5 Amendment No. 4, dated as of December 31, 1995, to the Management Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of G-I Holdings (Registration No. 333-2436)).

   10.6 Amendment No. 5, dated as of October 18, 1996 to the Management Agreement (incorporated by reference to Exhibit 10.6 to the ISP Holdings Registration Statement).

   10.7 Amendment No. 6, dated as of January 1, 1997, to the Management Agreement (incorporated by reference to Exhibit 10.8 to BMCA's Registration Statement on Form S-4 (Registration No. 333-20859)).

   10.8 Amendment No. 7, dated as of December 31, 1997, to the Management Agreement (incorporated by reference to Exhibit 10.10 to BMCA's Registration Statement on Form S-4 (Registration No. 333-41531) (the "BMCA Registration Statement")).

   10.9 Amendment No. 8, dated as of January 1, 1998, to the Management Agreement (incorporated by reference to Exhibit 10.11 to the BMCA Registration Statement).

   10.10 Indemnification Agreement, dated as of October 18, 1996, among GAF, G-I Holdings, ISP Holdings, G Industries Corp. and GFC (incorporated by reference to Exhibit 10.7 to the ISP Holdings Registration Statement).

   10.11 Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings, ISP and certain subsidiaries of ISP (incorporated by reference to Exhibit 10.8 to the ISP Holdings Registration Statement).

   10.12 Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to ISP's Registration Statement on Form S-1 (Registration No. 33-40337)).*

   10.13 ISP Amended and Restated 1991 Incentive Plan for Key Employees and Directors (the "Incentive Plan") (incorporated by reference to Exhibit 99 to ISP's Registration Statement on Form S-8 (Registration No. 33-92518)).*

   10.14 Amendment No. 1 to the Incentive Plan (incorporated by reference to Exhibit 10.11 to ISP's Annual Report on Form 10-K for the year ended December 31, 1996) (the "ISP 1996 Annual Report ")).*

   10.15 Amendment No. 2 to the Incentive Plan (incorporated by reference to Exhibit 99.3 to ISP's Registration Statement on Form S-8 (Registration No. 333-27505)).*

   10.16 Agreement, dated July 30, 1993, between ISP and Carl R. Eckardt (incorporated by reference to Exhibit 10.16 to the G-I Holdings Registration Statement).*

   10.17 Stock Appreciation Rights Agreement, dated January 20, 1994, between GAF and James P. Rogers (incorporated by reference to Exhibit 10.20 to G-I Holdings' Annual Report on Form 10-K for the year ended December 31, 1993).*

   10.18 Letter Agreement, dated October 15, 1996, between GAF and Dr. Peter Heinze (incorporated by reference to Exhibit 10.14 to the ISP Holdings Registration Statement).*

   10.19 Form of Option Agreement relating to Cumulative Redeemable Convertible Preferred Stock of ISP Holdings (incorporated by reference to Exhibit 10.21 to the ISP 1996 Annual Report).*

   10.20 Form of ISP Holdings Stock Appreciation Right Agreement (incorporated by reference to Exhibit 10.22 to the ISP 1996 Annual Report).*

  10.21 Indenture, dated as of March 1, 1992, relating to ISP's 9% Senior Notes due March 1, 1999 (incorporated by reference to Exhibit 4 to ISP's Registration Statement on Form S-1 (Registration No. 33-44862)).

   21          Subsidiaries of ISP Holdings.

   27 Financial Data Schedule for fiscal year 1997, which is submitted electronically to the Securities and Exchange Commission for information only.
----------
* Management and/or compensation plan or arrangement.

   (b) Reports on Form 8-K.

               No reports on Form 8-K were filed in the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ISP HOLDINGS INC.

                                   By          /s/ JAMES P. ROGERS
                                      -----------------------------------------
                                                   JAMES P. ROGERS
                                               EXECUTIVE VICE PRESIDENT

Date: March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

             SIGNATURE                                TITLE
             ---------                                -----

    /s/ SAMUEL J. HEYMAN               Chairman, Chief Executive Officer and
----------------------------------       Director (Principal Executive Officer)
        SAMUEL J. HEYMAN


     /s/ JAMES P. ROGERS               Executive Vice President, Chief Financial
----------------------------------       Officer, Treasurer and Director
         JAMES P. ROGERS


     /s/ PETER R. HEINZE
----------------------------------     Director
         PETER R. HEINZE


    /s/ JONATHAN H. STERN              Vice President and Controller
----------------------------------       (Principal Accounting Officer)
        JONATHAN H. STERN


                                                       ISP HOLDINGS INC.

                                                            FORM 10-K

                                         INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                                         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                          PAGE
                                                                                                                          ----
Management's Discussion and Analysis of Financial Condition and  Results of Operations .................................   F-2
Selected Financial Data ................................................................................................   F-7
Report of Independent Public Accountants ...............................................................................   F-8
Consolidated Statements of Income for the three years ended December 31, 1997 ..........................................   F-9
Consolidated Balance Sheets as of December 31, 1996 and 1997 ...........................................................   F-10
Consolidated Statements of Cash Flows for the three years ended December 31, 1997 ......................................   F-11
Consolidated Statements of Shareholders' Equity (Deficit) for the three years
 ended December 31, 1997 ...............................................................................................   F-13
Notes to Consolidated Financial Statements .............................................................................   F-14

Supplementary Data (unaudited):

 Quarterly Financial Data (unaudited) ..................................................................................   F-34

                                  SCHEDULES

Consolidated Financial Statement Schedules:

 Schedule I--Condensed Financial Information of Registrant .............................................................    S-1
 Schedule II--Valuation and Qualifying Accounts ........................................................................    S-4

                                ISP HOLDINGS INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Prior to January 1, 1997, ISP Holdings Inc. ("ISP Holdings") was a wholly-owned subsidiary of GAF Corporation ("GAF"). On January 1, 1997, GAF effected a series of transactions (the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of such distribution, ISP Holdings and its principal asset, which is approximately 84% of the issued and outstanding shares of capital stock of International Specialty Products Inc. ("ISP"), are no longer direct or indirect assets of GAF. Conversely, the assets and liabilities of other wholly-owned subsidiaries of GAF, including G-I Holdings Inc. ("G-I Holdings"), Building Materials Corporation of America ("BMCA"), U.S. Intec, Inc. ("USI"), and GAF Fiberglass Corporation (formerly known as GAF Chemicals Corporation) ("GFC"), are no longer included in the consolidated assets and liabilities of ISP Holdings. As used herein, the term "Company" refers to ISP Holdings and its subsidiaries.

     Accordingly, the results of operations and assets and liabilities of G-I Holdings, BMCA, USI and GFC, as well as GAF Broadcasting Company, Inc. (which was sold in August 1996), have been classified as "Discontinued Operations" within the financial statements for all periods presented. The following discussion is on a continuing operations basis.

RESULTS OF OPERATIONS

     1997 Compared With 1996

     The Company recorded income from continuing operations before extraordinary items in 1997 of $54.0 million compared with $60.8 million in 1996. The lower results were attributable to $35.3 million higher interest expense, offset by a $20.9 million increase in other income and a $5.3 million increase in operating income.

     Sales for 1997 were $749.2 million compared with $716.5 million for 1996. The sales growth was attributable to increased sales of specialty chemicals (up $35.2 million), primarily reflecting increased sales volumes ($66.7 million), partially offset by the unfavorable effect ($22.5 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales for the mineral products business decreased by $2.5 million due primarily to lower sales volumes. The sales growth in 1997 reflected higher sales in the United States, the Asia-Pacific region and the Western Hemisphere, partially offset by lower sales in Europe due primarily to the unfavorable effect of the stronger U.S. dollar.

     Operating income for 1997 increased by 4% to $141.3 million compared with $136.0 million for 1996. The increase was due to higher operating income for specialty chemicals (up $3.8 million) and filter products (up $3.4 million). The higher specialty chemicals operating income reflected the higher sales levels, partially offset by lower gross margins (down 0.5 percentage point) due to unfavorable pricing and the unfavorable effect of the stronger U.S. dollar, and by higher operating expenses which included a 7% increase in research and development spending. The improvement in filter products results reflected higher sales levels and improved gross margins (6.2 percentage points) due mainly to improved pricing. Despite a drop in sales levels, operating income for the mineral products business increased by $0.5 million due to higher gross margins (up 1.4 percentage points) as a result of improved pricing, and lower operating expenses.

     Selling, general and administrative expenses in 1997 increased by $9.4 million (6%) compared with 1996 and, as a percent of sales, increased from 20.7% in 1996 to 21.1% in 1997. The increase in such expenses included a $1.9 million (7.5%) increase in research and development spending.

     Of the $5.3 million increase in operating income in 1997, domestic operating income increased by $13.8 million (21%), due to increased sales volumes and improved margins. Operating income for Europe decreased by $8.7 million (16%), primarily reflecting the effect of the stronger U.S. dollar, while in the Asia-Pacific region, operating income decreased by $1.2 million, as higher sales levels were offset by lower gross margins due to unfavorable pricing. Operating income from other foreign operations increased by $1.4 million.

     Interest expense was $73.6 million in 1997 compared with $38.3 million in 1996. The increase was attributable to the issuance in October 1996 of $325 million principal amount of ISP Holdings' 9% Senior Notes due 2003 (the

"9% Notes") and $199.9 million principal amount of ISP Holdings' 9 3/4% Senior Notes due 2002 (the "9 3/4% Notes").

     Other income, net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $34.2 million in 1997 compared with $13.3 million in 1996. The increase in 1997 was due principally to higher net investment income (up $22.5 million).

1996 COMPARED WITH 1995

     The Company recorded income from continuing operations before extraordinary items in 1996 of $60.8 million compared with $55.1 million in 1995. The 10% improvement in results in 1996 was attributable to higher operating income (up $8.9 million) and a $6.6 million increase in other income, partially offset by $5.2 million higher interest expense.

     Sales for 1996 were $716.5 million compared with $689.0 million for 1995. The sales growth was attributable to increased sales of specialty chemicals (up $25.2 million), primarily reflecting increased sales volumes ($31.3 million), partially offset by the unfavorable effect ($7.7 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world, and also reflected higher filter products sales (up $2.4 million) due to increased unit sales. Sales for the mineral products business decreased by $0.5 million due to lower sales volumes (down $2.6 million) resulting from a lost customer and adverse winter weather conditions in the first quarter of 1996. The sales growth in 1996 reflected higher sales in all geographic regions.

     Operating income for 1996 increased by 7% to $136.0 million compared with $127.1 million for 1995, while the Company's operating margin improved from 18.4% to 19.0%. The increase in operating income was due to higher specialty chemicals operating income (up $11.6 million or 11%), partially offset by lower filter products results (down $3.3 million) due to lower gross profit margins. The higher specialty chemicals operating income resulted primarily from the higher sales levels and improved gross margins (up 2.4 percentage points) due to improved pricing and continued benefits from the Company's reengineering program. The gross margin improvement was attributable to the Company's increased focus on manufacturing process improvements through increased production yields, improvements in first pass quality, and increased capacity resulting from shorter production cycle times and increased on-line time for equipment. In addition, raw materials costs were lower in 1996 than in 1995.

     Selling, general and administrative expenses in 1996 increased by $14.3 million (11%) compared with 1995 and, as a percent of sales, increased from 19.5% to 20.7%. The most significant factors for the increase in such expenses were attributable to the Company's geographic expansion efforts ($3.0 million), increased research and development spending ($3.5 million) and normal salary increases ($3.0 million).

     Of the $8.9 million increase in operating income in 1996, domestic operating income increased by $6.5 million, due primarily to increased sales volumes for specialty chemicals, as well as improved gross margins, while operating income for the European region increased by $6.6 million, also as a result of higher sales levels and improved gross margins for specialty chemicals. Operating income for the Asia-Pacific region decreased by $2.6 million as higher sales volumes were more than offset by increased expenses associated with the Company's geographic expansion program, and operating income from other foreign operations declined by $1.5 million.

     Interest expense for 1996 was $38.3 million, an increase of $5.2 million from $33.1 million in 1995. The increase reflected higher average borrowings (average borrowings of $499.7 million in 1996 versus $442.3 million in 1995), partially offset by the effects of lower interest rates (average borrowing rate of 8.2% in 1996 versus 8.3% in 1995).

     Other income, net, was $13.3 million in 1996 compared with $6.7 million in 1995. The increase in 1996 was due principally to higher net investment income (up $4.0 million) and gains associated with the Company's program to hedge certain of its foreign currency exposures. See Note 1 to Consolidated Financial Statements.

     As discussed in Note 12 to Consolidated Financial Statements, in February 1996, G-I Holdings completed the exchange of $189.3 million in accreted value of its then outstanding Senior Discount Notes due 1998. In connection with that transaction and the Tender Offer (see Note 6 to Consolidated Financial Statements), the Company recorded extraordinary losses of $31.0 million, net of related income tax benefits of $17.3 million, representing write-offs of deferred financing fees and the premium to accreted value of $29.4 million paid pursuant to the Tender Offer.

LIQUIDITY AND FINANCIAL CONDITION

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flows of its approximately 84%-owned subsidiary, ISP, in order to satisfy its obligations. Such obligations include $325 million principal amount of the 9% Notes and $199.9 million principal amount of the 9-3/4% Notes. ISP Holdings expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from ISP, as to which there are restrictions under the ISP Credit Agreement (defined below) and the indenture relating to ISP's 9% Senior Notes (see Note 6 to Consolidated Financial Statements), and payments pursuant to the ISP Holdings Tax Sharing Agreement between ISP Holdings and ISP (see Note 2 to Consolidated Financial Statements). As of December 31, 1997, after giving effect to the most restrictive of the aforementioned restrictions, it would have been permissible for ISP to pay dividends in the aggregate amount of $108.8 million, of which $91.3 million would have been available to ISP Holdings, and to make loans to affiliates of $75.0 million.

     In addition, as ISP's stock price appreciates, ISP Holdings may at some future time consider selling shares of ISP common stock, although it has no current intention to do so. If ISP Holdings were to own less than 80% of the outstanding ISP common stock, payments pursuant to the ISP Holdings Tax Sharing Agreement would not be available to it.

     During 1997, the Company on a consolidated basis generated cash from operations of $54.5 million, reinvested $68.7 million for capital programs, and generated $44.9 million from net sales of available-for-sale and held-to-maturity securities, for a net cash inflow of $30.7 million before financing transactions. Cash invested in additional working capital totaled $18.9 million during 1997, primarily reflecting an $11.1 million increase in inventories and a $12.7 million increase in accounts receivable, other, due to a $6.2 million increase in the receivable from the purchaser of ISP's trade receivables and a $5.8 million receivable for investments sold but not settled, partially offset by $7.4 million higher payables and accrued liabilities. Cash from operations in 1997 also reflected a $76.6 million cash outlay for net purchases of trading securities, $6.3 million of dividends received from the GAF-Huls Chemie GmbH joint venture, and a $7.5 million cash refund from G-I Holdings related to the tax sharing agreement between ISP and G-I Holdings prior to the Separation Transactions (see Note 2 to Consolidated Financial Statements).

     Net cash used in financing activities in 1997 totaled $28.2 million, primarily reflecting a $35.4 million reduction in borrowings under ISP's bank revolving credit facility and $10.2 million of expenditures in connection with ISP's common stock repurchase program, partially offset by a $16.8 million increase in short-term borrowings. ISP's stock repurchase program, begun in 1994, involves open market repurchases from time to time of up to a total of 4,500,000 shares of ISP's common stock. Through December 31, 1997, 4,394,900 shares of ISP's common stock have been repurchased pursuant to the program.

     As a result of the foregoing factors, cash and cash equivalents increased by $2.6 million during 1997 to $20.5 million (excluding $235.7 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Note 1 to Consolidated Financial Statements.

     In July 1996, ISP entered into a new five-year revolving credit facility (the "ISP Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note 6 to Consolidated Financial Statements). As of December 31, 1997, loans in the amount of $35.0 million and letters of credit in the amount of $7.9 million were outstanding under the ISP Credit Agreement. The ISP Credit Agreement permits ISP to make loans to affiliates and to make available letters of credit for the benefit of affiliates in an aggregate amount of up to $75 million, none of which had been utilized as of December 31, 1997.

     Borrowings by ISP Holdings and ISP are subject to the application of certain financial covenants contained in the ISP Credit Agreement and in the indentures relating to the 9% Notes and the 9-3/4% Notes. As of December 31, 1997, ISP Holdings and ISP were in compliance with such covenants.

     As of December 31, 1997, the Company's scheduled repayments of long-term debt for the twelve months ending December 31, 1998 aggregated $0.7 million. In 1999, scheduled repayments of long-term debt include $200 million relating to ISP's 9% Senior Notes and a $38.1 million mortgage obligation.

     Fluctuations in the value of foreign currencies may cause U.S. dollar translated amounts to change in comparison with previous periods and, accordingly, the Company cannot estimate in any meaningful way the possible effect of such fluctuations upon future income. The Company has a policy to manage these exposures to minimize the effects of fluctuations in foreign currencies, which includes entering into foreign exchange contracts in order to hedge its exposure. In respect of its foreign exchange contracts, the Company recognized a pre-tax loss of $7.4 million in 1995 and pre-tax gains of $7.0 and $15.5 million in 1996 and 1997, respectively. At December 31, 1997, the equivalent U.S. dollar fair value of outstanding forward foreign exchange contracts was $151.6 million, and the amount of unrealized gains and losses on such instruments was immaterial. The equivalent U.S. dollar fair value of foreign exchange contracts outstanding as of December 31, 1997 as a hedge of non-local currency loans was $24.9 million, representing 100% of the Company's foreign currency exposure with respect to such loans. See Note 1 to Consolidated Financial Statements.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1997, the total notional amount of interest rate swaps outstanding was $300 million. During 1997, ISP entered into five-year interest rate swap agreements with a total notional amount of $100 million in order to convert $100 million of its floating interest rate debt to fixed rates. By utilizing interest rate swap agreements, the Company reduced its interest expense by $1.8, $2.8 and $2.1 million in 1995, 1996 and 1997, respectively. See
Note 6 to Consolidated Financial Statements.

     For information with respect to income taxes, see Note 2 to Consolidated Financial Statements.

     ISP announced in December 1997 that it had entered into an agreement to purchase Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. The transaction was completed in February 1998. As part of the transaction, ISP entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     ISP intends to acquire or develop a European manufacturing facility to meet the needs of ISP's European business. While the originally anticipated commencement date of the European project has been deferred because ISP has been able to implement cost efficient capacity expansions at its existing manufacturing facilities, based upon its current analyses of additional opportunities for expansion of existing capacity, end-use demand, and other relevant factors, ISP intends to proceed with the project during 1998. Costs capitalized to date related to this project are included in "Construction in progress". ISP anticipates utilizing internally generated funds, existing credit facilities and/or independent financing to fund the cost of the project.

     ISP has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. Both the site designation and the access ramp approval have been appealed to the courts by the City of Linden. ISP estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. ISP anticipates utilizing internally generated cash and/or seeking project or other independent financing therefor. Accordingly, ISP would not expect such facility to impact materially its liquidity or capital resources.

     The Company is in the process of implementing a new global information system for capturing, processing and analyzing data relating to manufacturing, customer service, sales order entry, inventory control and financial systems. The Company is addressing its "Year 2000" compliance issues in conjunction with this initiative. The Company does not believe that the costs of addressing or the impact of the Company's Year 2000 compliance issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company has no information concerning the impact of Year 2000 issues on its suppliers and customers.

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. See Note 13 to Consolidated Financial Statements for further discussion.

                                      * * *
FORWARD-LOOKING STATEMENTS

     The discussions in this Annual Report on Form 10-K contain both historical information and forward-looking statements. Although the Company believes that any such forward-looking statements are based on reasonable assumptions, these statements involve uncertainties that affect, among other things, the Company's operations, markets, products, services and prices. These uncertainties include economic, competitive, governmental and technological factors. Forward-looking statements contained herein are not historical facts, but only predictions. No assurances can be given that projected results or events will be achieved.

                                ISP HOLDINGS INC.

                             SELECTED FINANCIAL DATA

     All financial data relating to ISP Holdings and its subsidiaries contained herein have been prepared to retroactively reflect the formation of ISP Holdings. All financial data relating to G-I Holdings, BMCA, USI and GFC, as well as GAF Broadcasting Company, Inc. (which was sold in August 1996), have been classified as "Discontinued Operations" within the Consolidated Financial Statements for all periods presented prior to the Separation Transactions. See the introductory paragraphs to Notes to Consolidated Financial Statements.

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                 1993         1994          1995           1996            1997
                                                                ------       ------        ------         ------          -----
                                                                                         (MILLIONS)
Operating Data:
 Net sales ................................................   $  548.3      $  600.0      $  689.0       $  716.5       $  749.2
 Operating income .........................................       65.1          99.2         127.1          136.0          141.3
 Interest expense .........................................       24.5          28.7          33.1           38.3           73.6
 Income from continuing operations before
  income taxes and extraordinary items ....................       49.8          72.5         106.1          116.6          107.8
 Income from continuing operations before
  extraordinary items and cumulative
  effect of accounting change .............................       23.8          37.1          55.1           60.8           54.0
 Net income ...............................................       14.4          28.0          32.8           53.9           54.0

                                                                                        DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                 1993         1994          1995           1996            1997
                                                                ------       ------        ------         ------          -----
                                                                                         (MILLIONS)
Balance Sheet Data:
 Total working capital ....................................   $  143.9      $  228.0      $  290.0       $  476.8       $  322.1
 Total assets .............................................    1,309.0       1,357.5       1,460.4        1,600.4        1,485.7
 Long-term debt less current maturities ...................      367.7         285.4         280.3          834.3          798.8
 Shareholders' equity (deficit) ...........................      (42.6)        (15.8)         (1.7)          42.7          261.8

                                                                                   YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------------------
                                                                 1993         1994          1995           1996            1997
                                                                ------       ------        ------         ------          -----
                                                                                         (MILLIONS)
Other Data:
 Depreciation .............................................    $  28.7       $  32.8       $  36.0        $  38.3        $  41.9
 Goodwill amortization ....................................       13.9          13.4          13.2           13.2           13.3
 Capital expenditures and acquisitions ....................       62.9          31.1          38.9           54.6           68.7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ISP Holdings Inc.:

     We have audited the accompanying consolidated balance sheets of ISP Holdings Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on pages F-9 to F-33 of this Form 10-K, present fairly, in all material respects, the financial position of ISP Holdings Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules appearing on pages S-1 to S-4 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 23, 1998

                                                        ISP HOLDINGS INC.

                                                CONSOLIDATED STATEMENTS OF INCOME

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                      ------------------------------------------
                                                                                       1995             1996             1997
                                                                                      --------         --------         --------
                                                                                                     (THOUSANDS)
Net sales ......................................................................      $689,002         $716,481         $749,208
                                                                                      --------         --------         --------
Costs and expenses:
 Cost of products sold .........................................................       414,672          418,921          436,880
 Selling, general and administrative ...........................................       134,011          148,336          157,730
 Goodwill amortization .........................................................        13,223           13,200           13,294
                                                                                      --------         --------         --------
   Total costs and expenses ....................................................       561,906          580,457          607,904
                                                                                      --------         --------         --------
Operating income ...............................................................       127,096          136,024          141,304
Interest expense ...............................................................       (33,091)         (38,333)         (73,612)
Equity in earnings of joint venture ............................................         5,413            5,604            5,909
Other income, net ..............................................................         6,684           13,333           34,233
                                                                                      --------         --------         --------
Income from continuing operations before income
 taxes and extraordinary items .................................................       106,102          116,628          107,834
Income taxes ...................................................................       (38,727)         (42,079)         (39,137)
Minority interest in income of subsidiary ......................................       (12,306)         (13,713)         (14,692)
                                                                                      --------         --------         --------
Income from continuing operations before extraordinary items ...................        55,069           60,836           54,005
                                                                                      --------         --------         --------
Discontinued operations:
 Loss from discontinued operations, net of income tax benefits .................       (22,241)         (19,590)             --
 Gain on sale of discontinued operation, net of
  income taxes of $30,648 ......................................................           --            43,637              --
                                                                                      --------         --------         --------
Income (loss) from discontinued operations .....................................       (22,241)          24,047              --
                                                                                      --------         --------         --------
Income before extraordinary items ..............................................        32,828           84,883           54,005
Extraordinary items, net of income tax benefits of $17,275 .....................           --           (30,950)             --
                                                                                      --------         --------         --------
Net income .....................................................................      $ 32,828         $ 53,933         $ 54,005
                                                                                      ========         ========         ========



              The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                               ISP HOLDINGS INC.

                                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                ------------------------------
                                                                                   1996                1997
                                                                                ----------          ----------
                                                                                          (THOUSANDS)

                                                     ASSETS
Current Assets:
  Cash and cash equivalents ..................................................  $   17,938          $   20,495
  Investments in trading securities ..........................................       2,334              67,943
  Investments in available-for-sale securities ...............................     158,698             140,812
  Investments in held-to-maturity securities .................................       1,977                 311
  Other short-term investments ...............................................      21,435              26,682
  Accounts receivable, trade, less reserve of $2,840 and $2,724 ..............      66,875              67,077
  Accounts receivable, other .................................................      12,835              25,288
  Receivable from affiliates, net ............................................       5,236               4,124
  Inventories ................................................................     108,586             119,910
  Net current assets of discontinued operations ..............................     206,708                --
  Other current assets .......................................................      13,239              16,773
                                                                                ----------          ----------
    Total Current Assets .....................................................     615,861             489,415
Property, plant and equipment, net ...........................................     493,243             518,922
Excess of cost over net assets of businesses acquired, net of accumulated
  amortization of $105,025 and $118,319 ......................................     421,017             409,886
Other assets .................................................................      70,311              67,457
 .............................................................................  ----------          ----------
Total Assets .................................................................  $1,600,432          $1,485,680
                                                                                ==========          ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term debt ............................................................  $   22,282          $   39,076
  Current maturities of long-term debt .......................................         610                 684
  Accounts payable ...........................................................      43,465              46,283
  Accrued liabilities ........................................................      66,907              74,092
  Income taxes ...............................................................       5,751               7,200
                                                                                ----------          ----------
    Total Current Liabilities ................................................     139,015             167,335
                                                                                ----------          ----------
Long-term debt less current maturities .......................................     834,284             798,762
                                                                                ----------          ----------
Deferred income taxes ........................................................      53,612              67,918
                                                                                ----------          ----------
Net noncurrent liabilities of discontinued operations ........................     353,880                --
                                                                                ----------          ----------
Other liabilities ............................................................      60,758              63,493
                                                                                ----------          ----------
Minority interest in subsidiary ..............................................     116,230             126,331
                                                                                ----------          ----------
Commitments and contingencies
Shareholders' Equity:
  Cumulative redeemable convertible preferred stock, $.01 par value per share;
    800,000 shares authorized: no shares issued ..............................        --                  --
  Common stock, $.01 par value per share; 3,000,000 shares
    authorized: 10 and 1,769,054 shares issued                                        --                    18
  Additional paid-in capital .................................................      46,426             213,772
  Treasury stock, at cost--9,900 shares ......................................        --                  (839)
  Retained earnings (accumulated deficit) ....................................     (13,925)             40,080
  Cumulative translation adjustment and other ................................      10,152               8,810
                                                                                ----------          ----------
    Total Shareholders' Equity ...............................................      42,653             261,841
                                                                                ----------          ----------
Total Liabilities and Shareholders' Equity ...................................  $1,600,432          $1,485,680
                                                                                ==========          ==========


     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                          ISP HOLDINGS INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                           -----------------------------------------
                                                                                             1995            1996            1997
                                                                                           --------        --------         --------
                                                                                                          (THOUSANDS)

Cash and cash equivalents, beginning of year                                               $ 20,127        $ 14,080         $ 17,938
                                                                                           --------        --------         --------
Cash provided by operating activities:
 Net income                                                                                  32,828          53,933          54,005
 Adjustments to reconcile net income to net cash provided by operating activities:
   (Income) loss from discontinued operations                                                22,241         (24,047)            --
   Extraordinary items                                                                          --           30,950             --
   Depreciation                                                                              35,960          38,279          41,877
   Goodwill amortization                                                                     13,223          13,200          13,294
   Deferred income taxes                                                                    (18,809)         (2,494)         28,570
 (Increase) decrease in working capital items                                                (5,105)          2,532         (18,925)
 Purchases of trading securities                                                            (66,483)        (43,236)       (196,513)
 Proceeds from sales of trading securities                                                  104,058          47,901         119,864
 Decrease in other assets                                                                        56             385           2,200
 Increase (decrease) in other liabilities                                                    (1,343)            (31)          9,702
 Change in net receivable from/ payable to affiliates                                         6,093         (14,665)          1,112
 Change in cumulative translation adjustment                                                  5,561          (6,943)         (6,238)
 Change in minority interest in subsidiary                                                   13,663          12,360          13,552
 Other, net                                                                                   1,868            (561)         (7,967)
                                                                                           --------        --------         --------
Net cash provided by operating activities                                                   143,811         107,563          54,533
                                                                                           --------        --------         --------
Cash provided by (used in) investing activities:
 Capital expenditures and acquisitions                                                      (38,934)        (54,587)        (68,655)
 Proceeds from sale of discontinued operation                                                   --           89,464             --
 Other--discontinued operations                                                               28,159         (84,655)           --
 Purchases of available-for-sale securities                                                (364,012)       (339,472)       (301,207)
 Purchases of held-to-maturity securities                                                    (5,592)        (14,331)         (1,623)
 Purchases of other short-term investments                                                   (2,188)        (16,550)            --
 Proceeds from sales of available-for-sale securities                                       257,197         301,851         344,408
 Proceeds from held-to-maturity securities                                                      974          16,972           3,289
                                                                                           --------        --------         --------
Net cash used in investing activities                                                      (124,396)       (101,308)        (23,788)
                                                                                           --------        --------         --------
Cash provided by (used in) financing activities:
 Proceeds from sale of accounts receivable                                                    3,768           2,000             --
 Increase (decrease) in short-term debt                                                      36,199         (14,249)         16,794
 Proceeds from issuance of long-term debt                                                       --          324,093             --
 Tender Offer of G-I Holdings Discount Notes                                                    --         (376,345)            --
 Repurchase of Discount Notes by G-I Holdings                                                   --          178,861             --
 Increase (decrease) in borrowings under subsidiary's revolving credit facility              (4,200)         29,625         (35,425)
 Other increase (decrease) in long-term debt, net                                            (1,435)            543            (153)
 Decrease in loans from affiliate                                                           (15,216)       (117,834)            --
 Financing fees and expenses                                                                    --           (8,642)           (790)
 Repurchases of common stock                                                                    --              --             (839)
 Subsidiary's repurchases of common stock                                                   (16,614)        (15,134)        (10,240)
 Dividends and distributions paid to parent company                                         (33,637)        (68,049)            --
 Capital contribution from parent company                                                     5,478          61,558             --
 Other, net                                                                                     195           1,176           2,465
                                                                                           --------        --------         --------
Net cash used in financing activities                                                       (25,462)         (2,397)        (28,188)
                                                                                           --------        --------         --------
Net change in cash and cash equivalents                                                      (6,047)          3,858           2,557
                                                                                           --------        --------         --------
Cash and cash equivalents, end of year                                                     $ 14,080        $ 17,938        $ 20,495
                                                                                           ========        ========        ========


                                                          ISP HOLDINGS INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                      --------------------------------------------
                                                                                      1995               1996              1997
                                                                                      --------         --------          --------
                                                                                                       (THOUSANDS)
Supplemental Cash Flow Information:

Effect on cash from (increase) decrease in working capital items(1):
 Accounts receivable ...........................................................      $(10,892)        $ (8,884)         $(12,655)
 Inventories ...................................................................         1,029             (575)          (11,137)
 Other current assets ..........................................................         2,105             (967)           (2,547)
 Accounts payable ..............................................................        (5,895)           1,712             3,694
 Accrued liabilities ...........................................................         8,389           11,511             4,989
 Income taxes ..................................................................           159             (265)           (1,269)
                                                                                      --------         --------          --------
Net effect on cash from (increase) decrease in working capital items ...........      $ (5,105)        $  2,532          $(18,925)
                                                                                      ========         ========          ========
Cash paid during the period for:
 Interest (net of amount capitalized) ..........................................      $ 36,776         $ 33,583          $ 71,512
 Income taxes paid (refunded) (including taxes paid pursuant to the
  Tax Sharing Agreement) .......................................................        44,489           61,701            (1,755)

----------

(1) Working capital items exclude cash and cash equivalents, short-term investments and short-term debt. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions". The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of certain of the Company's accounts receivable (see Note 3); such proceeds are reflected in cash from financing activities. As discussed in Note 6, in October 1996, ISP Holdings issued $199.9 million of its 9-3/4% Senior Notes due 2002 in a noncash exchange offer for G-I Holdings' Series B 10% Senior Notes due 2006.

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                          ISP HOLDINGS INC.

                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                 CAPITAL          CUMULATIVE
                                                                                STOCK AND         TRANSLATION          RETAINED
                                                                               ADDITIONAL         ADJUSTMENT,          EARNINGS
                                                                                 PAID-IN         TREASURY STOCK      (ACCUMULATED
                                                                                 CAPITAL           AND OTHER           DEFICIT)
                                                                               -----------       --------------      -------------
                                                                                                   (THOUSANDS)
December 31, 1994 .............................................................   $ 50,704            $  6,110            $    --
    Net income ................................................................        --                  --               32,828
    Translation adjustment ....................................................        --                5,561                 --
    Dividends and distributions to parent company .............................        --                  --              (32,828)
    Capital contribution from parent company ..................................      5,478                 --                  --
    Change in unrealized gains on available-for-sale securities, net
     of $1,503 income tax effect ..............................................         --                2,636                --
    Adjustment of unfunded pension liability ..................................         --                  249                --
    Effect of exercises of subsidiary's stock options .........................        160                  --                 --
                                                                                  --------             -------            --------
December 31, 1995 .............................................................   $ 56,342            $ 14,556               $ --
    Net income ................................................................        --                  --               53,933
    Translation adjustment ....................................................        --               (6,943)                --
    Dividends and distributions to parent company .............................        --                  --              (67,858)
    Capital contribution from parent company ..................................     61,683                 --                  --
    Reclassification to additional paid-in capital of the excess of purchase price over the adjusted historical cost of predecessor
       company shares .........................................................    (72,605)                --                  --
    Change in unrealized gains on available-for-sale securities,
     net of $1,213 income tax effect ..........................................         --                1,332                --
    Adjustment of unfunded pension liability ..................................         --                1,207                --
    Effect of exercises of subsidiary's stock options .........................        717                 --                  --
    Effect of subsidiary's issuances of stock and options
     as incentives ............................................................        289                 --                  --
                                                                                  --------             -------            --------
December 31, 1996 .............................................................   $ 46,426            $ 10,152            $(13,925)
    Net income ................................................................        --                  --               54,005
    Effect of Separation Transactions .........................................    165,840                (155)                --
    Translation adjustment ....................................................        --               (6,238)                --
    Repurchases of common stock--9,900 shares .................................        --                 (839)                --
    Change in unrealized gains on available-for-sale securities,
     net of $3,495 income tax effect ..........................................        --                5,633                 --
    Adjustment of unfunded pension liability ..................................        --                 (582)                --
    Effect of exercises of subsidiary's stock options .........................      1,945                 --                  --
    Effect of subsidiary's purchases of treasury stock ........................     (1,012)                --                  --
    Effect of subsidiary's issuances of stock and options
     as incentives ............................................................        591                 --                  --
                                                                                  --------             -------            --------
December 31, 1997 .............................................................   $213,790             $ 7,971            $ 40,080
                                                                                  ========             =======            ========


                The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                ISP HOLDINGS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prior to January 1, 1997, ISP Holdings Inc. ("ISP Holdings") was a wholly-owned subsidiary of GAF Corporation ("GAF"). ISP Holdings was formed on August 6, 1996 and 10 shares of its common stock were issued to GAF in exchange for all of the capital stock of G-I Holdings Inc. ("G-I Holdings"), which resulted in G-I Holdings becoming a direct wholly-owned subsidiary of ISP Holdings.

     The accompanying Consolidated Financial Statements have been prepared on a basis which retroactively reflects the formation of ISP Holdings, as discussed above, for all periods presented. The net income for each period presented up to the date ISP Holdings was formed has been reflected as dividends and/or distributions to GAF.

     On January 1, 1997, GAF effected a series of transactions (the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of such distribution, ISP Holdings and its principal asset, which is approximately 84% of the issued and outstanding shares of capital stock of International Specialty Products Inc. ("ISP"), are no longer direct or indirect assets of GAF. Conversely, the assets and liabilities of the other wholly-owned subsidiaries of G-I Holdings, including Building Materials Corporation of America ("BMCA"), U.S. Intec, Inc. ("USI"), and GAF Fiberglass Corporation(formerly known as GAF Chemicals Corporation) ("GFC"), are no longer included in the consolidated assets and liabilities of ISP Holdings. As used herein, the term "Company" refers to ISP Holdings and its subsidiaries.

     Accordingly, the results of operations and assets and liabilities of G-I Holdings, BMCA, USI and GFC, as well as GAF Broadcasting Company, Inc. (which was sold in August 1996), have been classified as "Discontinued Operations" within the financial statements for all periods presented prior to the Separation Transactions.

     The Company, through its subsidiary, ISP, is engaged principally in the manufacture and sale of a wide range of specialty chemicals, mineral products and filter products. See Notes 10 and 11 for a description of and financial information concerning the Company's industry segments and foreign and domestic operations.

     See Note 12 for information related to discontinued operations.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

     Financial Statement Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources, subject to the matters discussed in Note 13 (Commitments and Contingencies).

     Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale", unrealized gains and losses, net of income tax effect, are included in a separate component of shareholders' equity, "Cumulative translation adjustment and other", and amounted to $3.1 and $8.0 million as of December 31, 1996 and 1997, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

     "Other income, net", includes $16.5, $20.7 and $46.7 million of net realized and unrealized gains and losses on securities in 1995, 1996 and 1997, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

                                ISP HOLDINGS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     During the fourth quarter of 1995, the Company redesignated certain equity securities held long (which were offsets against short positions in certain other securities), with a fair market value of $18.1 million, as "trading" and recorded unrealized gains on such securities, through the date of redesignation, in the amount of $2.1 million as "Other income".

     As of December 31, 1996 and 1997, the market value of the Company's equity securities held long was $161.8 and $207.0 million, respectively, and the Company had $10.2 and $29.5 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1996 and 1997, the market value of the Company's held-to-maturity securities was $2.0 and $0.3 million, respectively. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income, net". Liquidation of partnership interests generally require a 30 to 45 day notice period.

     Cash and cash equivalents include cash on deposit and debt securities purchased with original maturities of three months or less.

     Inventories

     Inventories are stated at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for a substantial portion of the Company's domestic inventories. All other inventories are determined principally based on the FIFO (first-in, first-out) method.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method based on the estimated economic lives of the assets. The Company uses an economic life of 10-20 years for land improvements, 40 years for buildings, and 3-20 years for machinery and equipment, which includes furniture and fixtures. Certain interest charges are capitalized during the period of construction as part of the cost of property, plant and equipment.

     Foreign Exchange Contracts

     The Company enters into forward foreign exchange instruments with off-balance-sheet risk in order to hedge a portion of both its borrowings denominated in foreign currency and its firm or anticipated purchase commitments related to the operations of foreign affiliates. Gains and losses on instruments used to hedge firm purchase commitments are deferred, and amortization is included in the measurement of the foreign currency transactions hedged. Gains and losses on instruments used to hedge anticipated purchases are recognized within "Otherincome, net".

     Forward contract agreements require the Company and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. The market value of such contracts varies with changes in the market exchange rates. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the forward contract agreements. However, the Company does not anticipate nonperformance by the counterparties. The Company does not generally require collateral or other security to support these financial instruments.

                                ISP HOLDINGS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     As of December 31, 1996 and 1997, the equivalent dollar fair value of outstanding forward foreign exchange contracts was $174.5 and $151.6 million, respectively, and the amount of unrealized gains and losses on such instruments was immaterial at each of such dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. The U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1997 as a hedge of non-local currency loans was $24.9 million, representing 100% of the Company's foreign currency exposure with respect to such loans.

     The Company continually monitors its risk from the effect of foreign currency fluctuations on its operations and on the derivative products used to hedge its risk. The Company utilizes real-time, on-line foreign exchange data and news as well as evaluation of economic information provided by financial institutions. Mark-to-market valuations are made on a regular basis. Hedging strategies are approved by senior management before being implemented.

     Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, other than those located in highly inflationary countries, are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of shareholders' equity, "Cumulative translation adjustment and other", and amounted to $7.2 and $1.4 million as of December 31, 1996 and 1997, respectively. Income and expenses are translated at average exchange rates prevailing during the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and translation adjustments of subsidiaries in countries with highly inflationary economies, are included in "Other income, net."

     Excess of Purchase Price Over the Adjusted Historical Cost of Predecessor Company Shares

     Shareholders' equity reflects a reduction of $72.6 million which arose from a management-led buyout in March 1989 of the predecessor company to GAF (the "Acquisition"), because certain members of the management group owned shares of the predecessor company's common stock before the Acquisition and own shares of GAF after the Acquisition. Accordingly, a step-up in asset values to fair value as required by the purchase method of accounting (which was applied to the Acquisition) does not apply to their shares. Such amount has been reclassified to be reflected as a reduction of additional paid-in capital.

     Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

     Goodwill, which arose principally from the Acquisition, is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. The primary financial indicator to assess recoverability of goodwill is operating income before amortization of goodwill. The assessment is based on an undiscounted analysis.

     Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

     Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("swaps") are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

      Research and Development

     Research and development costs are charged to continuing operations as incurred and amounted to $21.9, $25.4 and $27.3 million for 1995, 1996 and 1997, respectively.

                                ISP HOLDINGS INC.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Investment in Joint Venture

     ISP has a 50% ownership in GAF-Huls Chemie GmbH ("GAF-Huls"), a joint venture which operates a chemical manufacturing plant in Germany, which is accounted for by the equity method. ISP's equity in the net assets of GAF-Huls was $38.2 and $34.3 million as of December 31, 1996 and 1997, respectively, and is included in "Other assets". Dividends received by ISP from GAF-Huls totaled $0.3, $5.7 and $6.3 million for 1995, 1996 and 1997, respectively.

     Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1997, is $17.8 million, before reduction for insurance recoveries reflected on its balance sheet of $7.2 million. The Company's liability is reflected on an undiscounted basis. See Note 13 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

     New Accounting Standards

     In June 1997, the Financial Accounting Standards Boards (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2. INCOME TAXES

     Income tax (provision) benefit for continuing operations consists of the following:

                                                                     YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                          1995                1996                1997
                                                       --------            --------            --------
                                                                           (THOUSANDS)
          Federal:
           Current ..................................   $(48,955)           $(35,743)           $ (2,957)
           Deferred .................................     17,794               2,071             (27,832)
                                                        --------            --------            --------
          Total Federal .............................    (31,161)            (33,672)            (30,789)
                                                        --------            --------            --------
          Foreign--current ..........................     (6,432)             (6,648)             (5,394)
                                                        --------            --------            --------
          State and local:
           Current ..................................     (2,149)             (2,182)             (2,216)
           Deferred .................................      1,015                 423                (738)
                                                        --------            --------            --------
          Total state and local .....................     (1,134)             (1,759)             (2,954)
                                                        --------            --------            --------
          Income tax provision ......................   $(38,727)           $(42,079)           $(39,137)
                                                        ========            ========            ========

                                ISP HOLDINGS INC.

NOTE 2. INCOME TAXES (CONTINUED)

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income from continuing operations, and the income tax provision reflected in the Consolidated Statements of Income, are as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                        1995                1996                1997
                                                                      --------            --------            --------
                                                                                         (THOUSANDS)
     Statutory provision ..........................................   $(37,136)           $(40,820)           $(37,742)
     Impact of:
      Foreign operations ..........................................      3,633               1,848               2,541
      State and local taxes, net of Federal benefits ..............       (737)             (1,143)             (1,920)
      Nondeductible goodwill amortization .........................     (4,628)             (4,620)             (4,611)
      Percentage depletion ........................................      1,824               1,668               1,680
      Other, net ..................................................     (1,683)                988                 915
                                                                      --------            --------            --------
     Income tax provision .........................................   $(38,727)           $(42,079)           $(39,137)
                                                                      ========            ========            ========

     The components of the net deferred tax liability are as follows:

                                                                                      DECEMBER 31,
                                                                                  1996                1997
                                                                                --------            --------
                                                                                       (THOUSANDS)
     Deferred tax liabilities related to:
      Property, plant and equipment ........................................    $ 90,103            $ 93,603
      Other ................................................................       2,895               2,201
                                                                                --------            --------
     Total deferred tax liabilities ........................................      92,998              95,804
                                                                                --------            --------
     Deferred tax assets related to:
      Deferred income ......................................................     (22,921)            (11,092)
      Expenses not yet deducted for tax purposes ...........................     (16,798)            (13,558)
      Foreign tax credits not yet utilized under the Tax Sharing
       Agreement ...........................................................          --              (4,341)
      Other ................................................................      (5,534)             (5,749)
                                                                                --------            --------
     Total deferred tax assets .............................................     (45,253)            (34,740)
                                                                                --------            --------
     Net deferred tax liability ............................................      47,745              61,064
     Deferred tax assets reclassified to other current assets ..............       5,867               6,854
                                                                                --------            --------
     Noncurrent deferred tax liability .....................................    $ 53,612            $ 67,918
                                                                                ========            ========

     Effective January 1, 1997, ISP and its domestic subsidiaries entered into a Tax Sharing Agreement with ISP Holdings with respect to the payment of Federal income taxes and certain related matters (the "ISP Holdings Tax Sharing Agreement"). During the term of the ISP Holdings Tax Sharing Agreement, which extends as long as ISP or any of its domestic subsidiaries, as the case may be, are included in a consolidated Federal income tax return filed by ISP Holdings or a successor entity, ISP is obligated to pay to ISP Holdings an amount equal to those Federal income taxes ISP would have incurred if, subject to certain exceptions, ISP (on behalf of itself and its domestic subsidiaries) filed its own consolidated Federal income tax return. These exceptions include, among others, that ISP may utilize certain favorable tax attributes, i.e., losses, deductions and credits (except for a certain amount of foreign tax credits and, in general, net operating losses), only at the time such attributes reduce the Federal income tax liability of ISP Holdings and its consolidated subsidiaries (the "ISP Holdings Group"); and that ISP may carry back or carry forward its favorable tax attributes only after taking into account current tax attributes of the ISP Holdings Group. In general, subject to the foregoing limitations, unused tax attributes carry forward for use in reducing amounts payable by ISP to ISP Holdings in future years. Subject to certain exceptions, actual payment for such attributes will be made by

                                ISP HOLDINGS INC.

NOTE 2. INCOME TAXES (CONTINUED)

ISP Holdings to ISP only when ISP Holdings receives an actual refund of taxes from the Internal Revenue Service (the "IRS") or, under certain circumstances, the earlier of (i) the dates of the filing of Federal income tax returns of ISP for taxable years of ISP following the last taxable year in which it was a member of the ISP Holdings Group, or (ii) when ISP Holdings no longer owns more than 50% of ISP. Foreign tax credits not utilized by ISP in computing its tax sharing payments will be refunded by ISP Holdings to ISP, if such credits expire unutilized, upon the termination of the statute of limitations for the year of expiration.

     The ISP Holdings Tax Sharing Agreement provides for analogous principles to be applied to any consolidated, combined or unitary state or local income taxes. Under the ISP Holdings Tax Sharing Agreement, ISP Holdings makes all decisions with respect to all matters relating to taxes of the ISP Holdings Group. The provisions of the ISP Holdings Tax Sharing Agreement take into account both the Federal income taxes ISP would have incurred if it filed its own separate Federal income tax return and the fact that ISP is a member of the ISP Holdings Group for Federal income tax purposes.

     ISP Holdings and ISP were parties to tax sharing agreements with members of the GAF consolidated group (the "GAF Group"). As a result of the Separation Transactions, ISP Holdings and ISP are no longer included in the consolidated Federal income tax returns of GAF, and therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of ISP Holdings and ISP for periods subsequent to the Separation Transactions. ISP Holdings and ISP remain obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the GAF Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to GAF equal to ISP Holdings' and ISP's allocable share of the GAF Group's consolidated tax liability. Alternatively, ISP Holdings and ISP would be entitled to refunds if losses or other attributes reduce the GAF Group's consolidated tax liability. Moreover, foreign tax credits generated by ISP not utilized by GAF will be refunded by GAF or its subsidiary to ISP, if such credits expire unutilized upon termination of the statute of limitations for the year of expiration. Furthermore, those tax sharing agreements provide for an indemnification to ISP Holdings and ISP for any tax liability attributable to another member of the GAF Group.

     On September 15, 1997, GAF received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GFC, holds an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GFC be unable to satisfy such liability.

NOTE 3. SALE OF ACCOUNTS RECEIVABLE

     In June 1993, ISP sold its domestic trade accounts receivable, without recourse, for a maximum of $25 million in cash to be made available to ISP based on eligible domestic receivables outstanding from time to time. The agreement under which ISP sells its domestic trade accounts receivable has been renewed each year for one-year periods on substantially the same terms and conditions, and the maximum purchase amount has been increased and provides for up to $29 million in cash as of December 31, 1997. In January 1998, the maximum purchase amount was increased to $33 million. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other". The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income, net" and amounted to $1.7, $1.6 and $1.8 million in 1995, 1996 and 1997, respectively.

                                ISP HOLDINGS INC.

NOTE 4. INVENTORIES

     At December 31, 1996 and 1997, $49.2 and $52.0 million, respectively, of domestic inventories were valued using the LIFO method. Inventories comprise the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                   1996                1997
                                                                                 --------            --------
                                                                                        (THOUSANDS)
          Finished goods .....................................................   $ 68,436            $ 84,912
          Work in process ....................................................     24,261              20,088
          Raw materials and supplies .........................................     17,814              18,408
                                                                                 --------            --------
             Total ...........................................................    110,511             123,408
          Less LIFO reserve ..................................................     (1,925)             (3,498)
                                                                                 --------            --------
          Inventories ........................................................   $108,586            $119,910
                                                                                 ========            ========

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                   1996                1997
                                                                                 --------            --------
                                                                                        (THOUSANDS)
          Land and land improvements .........................................   $ 71,778            $ 72,944
          Buildings and building equipment ...................................     85,693              87,574
          Machinery and equipment ............................................    479,744             509,196
          Construction in progress ...........................................     45,341              65,651
                                                                                 --------            --------
             Total ...........................................................    682,556             735,365
          Less accumulated depreciation ......................................   (189,313)           (216,443)
                                                                                 --------            --------
          Property, plant and equipment, net .................................   $493,243            $518,922
                                                                                 ========            ========

     See Note 13 for information regarding capital leases.

NOTE 6. LONG-TERM DEBT

     Long-term debt comprises the following:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                   1996                1997
                                                                                 --------            --------
                                                                                        (THOUSANDS)
          9% Senior Notes due 2003 ...........................................   $324,119            $324,249
          9-3/4% Senior Notes due 2002 .......................................    199,871             199,871
          9% ISP Senior Notes due 1999 .......................................    200,000             200,000
          Borrowings under revolving credit facility .........................     70,425              35,000
          Obligation on mortgaged property, due 1999 .........................     38,125              38,125
          Obligations under capital leases (Note 13) .........................      2,068               1,939
          Other ..............................................................        286                 262
                                                                                 --------            --------
             Total long-term debt ............................................    834,894             799,446
          Less current maturities ............................................       (610)               (684)
                                                                                 --------            --------
          Long-term debt less current maturities .............................   $834,284            $798,762
                                                                                 ========            ========

                                ISP HOLDINGS INC.

NOTE 6. LONG-TERM DEBT (CONTINUED)

     On October 18, 1996, ISP Holdings issued $325 million principal amount at maturity of 9% Senior Notes due 2003 (the "9% Senior Notes"). The net cash proceeds of $317.2 million were utilized to consummate a cash tender offer (the "Tender Offer") for all of the Senior Discount Notes and Series B Senior Discount Notes due 1998 (the "Discount Notes") of G-I Holdings.

     On October 18, 1996, ISP Holdings consummated an offer to exchange (the "Exchange Offer") $1,000 principal amount of 9-3/4% Senior Notes due 2002 (the "9-3/4% Senior Notes") for each $1,000 principal amount of G-I Holdings' Series B 10% Senior Notes due 2006 (the "10% Notes"). Pursuant to the Exchange Offer, an aggregate amount of $199.9 million of 9-3/4% Senior Notes were issued to the former holders of the 10% Notes.

     See Note 12 for additional information.

     Holders of the 9% Senior Notes and the 9-3/4% Senior Notes (collectively, the "Notes") have the right to require ISP Holdings to purchase the Notes at a price of 101% of their principal amount, and ISP Holdings has the right to redeem the Notes at their principal amount plus the Applicable Premium (as defined), together with any accrued and unpaid interest, in the event of a Change of Control (as defined). Under the indentures relating to the Notes, the incurrence of additional debt and the issuance of preferred stock by ISP Holdings or ISP would be restricted unless, subject to certain exceptions, their respective ratios of consolidated income before income taxes, interest, depreciation and amortization expense to their consolidated interest expense (as defined) for the most recently completed four fiscal quarters is at least 2 to
1. For the four quarters ended December 31, 1997, ISP was in compliance with such test, and such ratio was 3.22 to 1 for ISP Holdings, computed in accordance with the indentures relating to the Notes.

     In connection with the issuance by ISP of $200 million of 9% Senior Notes (the "9% ISP Notes") due 1999,ISP entered into swaps with banks in an aggregate notional principal amount of $200 million. In 1993, ISP terminated the swaps, resulting in gains of $25.1 million, and entered into new swaps. The gains were deferred and are being amortized as a reduction of interest expense over the remaining life of the 9% ISP Notes. As a result of the new swaps, the effective interest cost to ISP of the 9% ISP Notes varies at a fixed spread over LIBOR. During 1997, ISP entered into five-year swaps with banks in the aggregate notional principal amount of $100 million in order to fix a portion of its interest expense and reduce its exposure to floating interest rates. These swaps require ISP to pay a fixed rate and receive LIBOR for a period of five years. Based on the fair value of the swaps at December 31, 1996 and 1997, ISP would have incurred losses of $4.8 and $3.3 million, respectively, representing the estimated amount that would be payable by ISP if the swaps were terminated at such dates.

     The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In July 1996, ISP entered into a new five-year revolving credit facility (the "ISP Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million. Borrowings under the ISP Credit Agreement bear interest at a floating rate (6.15% on December 31, 1997) based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of ISP.

     As of December 31, 1997, loans in the amount of $35.0 million and letters of credit in the amount of $7.9 million were outstanding under the ISP Credit Agreement. The ISP Credit Agreement permits ISP to make loans to affiliates, and to make available letters of credit for the benefit of affiliates, in an aggregate amount of up to $75 million, none of which had been utilized as of December 31, 1997.

     ISP has a $38.1 million mortgage obligation, due 1999, on its headquarters property. Interest on the mortgage is at a floating rate based on LIBOR.

                                ISP HOLDINGS INC.

NOTE 6. LONG-TERM DEBT (CONTINUED)

     Borrowings by ISP, including those under the ISP Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the Notes. As of December 31, 1997, ISP was in compliance with such covenants, and the application of such covenants would not have restricted the amounts available for borrowing under the ISP Credit Agreement. The ISP Credit Agreement and the indenture relating to the 9% ISP Notes also limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by ISP. As of December 31, 1997, under the most restrictive of such limitations, ISP could have paid dividends in the aggregate amount of $108.8 million, of which $91.3 million would have been available toISP Holdings.

     The ISP Credit Agreement and the indenture relating to the 9% ISP Notes contain additional affirmative and negative covenants, including restrictions on liens, investments, transactions with affiliates, sale-leaseback transactions, and mergers and transfers of all or substantially all of the assets of ISP or its subsidiaries. The ISP Credit Agreement also provides for a default if there is a change in control (as defined) of ISP.

     Neither the ISP Credit Agreement nor the 9% ISP Notes are secured by any assets of ISP or its subsidiaries. The indenture governing the 9% ISP Notes provides, subject to certain exceptions, that if ISP issues any debt secured by a lien on the stock of certain of its subsidiaries or upon any principal property, then such notes must be equally and ratably secured.

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. The ISP Credit Agreement also provides for adjustments to the interest rate if there is a change in the credit rating of ISP. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 9% ISP Notes as of December 31, 1996 and 1997 was $207.8 and $205.5 million, respectively. The estimated fair value of the 9% Senior Notes as of December 31, 1996 and 1997 was $331.0 and $335.8 million, respectively, and the estimated fair value of the 9-3/4% Senior Notes as of December 31, 1996 and 1997 was $209.9 and $211.1 million, respectively.

     The aggregate maturities of long-term debt as of December 31, 1997 for the next five years are as follows:

                                                  (THOUSANDS)
                                                  -----------
              1998 ...............................  $    684
              1999 ...............................   238,563
              2000 ...............................       414
              2001 ...............................    35,346
              2002 ...............................   200,158

     In the above table, 1999 maturities include the $200 million of 9% ISP Notes and the $38.1 million mortgage obligation. Maturities in 2001 include the $35.0 million of borrowings outstanding under the ISP Credit Agreement as of December 31, 1997, based on the expiration of the ISP Credit Agreement in July 2001. Maturities in 2002 include the $199.9 million of 9-3/4% Senior Notes.

     At December 31, 1997, ISP's foreign subsidiaries had total available short-term lines of credit aggregating $29.0 million, of which $14.8 million were unused, and ISP also had domestic bank lines of credit totaling $15.0 million, of which $13.7 million were unused. The weighted average interest rate on the Company's short-term borrowings as of December 31, 1996 and 1997 was 4.6% and 5.7%, respectively.

                                ISP HOLDINGS INC.

NOTE 7. BENEFIT PLANS

            Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

     Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which, for ISP employees, can be contributed, at the participants' option, in the form of ISP's common stock at a $.50 per share discount from the market price on the date of contribution), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company related to continuing operations were $6.3, $6.4 and $7.0 million for 1995, 1996 and 1997, respectively.

     Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost (income) related to continuing operations for the Hourly Retirement Plan included the following components:

                                                                YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                     1995               1996                1997
                                                     ----               ----                ----
                                                                      (THOUSANDS)
Service cost ......................................  $  287              $  315            $  284
Interest cost .....................................   1,349               1,439             1,481
Actual income on plan assets ......................    (976)             (1,733)           (2,152)
Net deferral and amortization of unrecognized
 prior service cost ...............................     275                 174               174
                                                     ------              ------            ------
Net periodic pension cost (income) ................  $  935              $  195            $ (213)
                                                     ======              ======            ======

     The following table sets forth the funded status of the Hourly Retirement Plan for continuing operations:

                                                                              DECEMBER 31,
                                                                        -----------------------------
                                                                          1996                1997
                                                                        --------            --------
                                                                                (THOUSANDS)
Accumulated benefit obligation:
 Vested ............................................................    $ 16,914            $ 18,338
 Nonvested .........................................................       3,117               3,380
                                                                        --------            --------
Total accumulated benefit obligation ...............................    $ 20,031            $ 21,718
                                                                        ========            ========
Projected benefit obligation .......................................    $ 20,031            $ 21,718
Fair value of plan assets, primarily listed stocks and
 U.S. Government securities ........................................     (19,076)            (21,426)
                                                                        --------            --------
Projected benefit obligation in excess of plan assets ..............         955                 292
Unrecognized prior service cost ....................................      (1,202)             (1,409)
Unrecognized net loss ..............................................          --                (693)
                                                                        --------            --------
Prepaid pension cost ...............................................    $   (247)           $ (1,810)
                                                                        ========            ========

                                ISP HOLDINGS INC.

NOTE 7. BENEFIT PLANS (CONTINUED)

     At December 31, 1997, the difference between the "Projected benefit obligation in excess of plan assets" and the "Prepaid pension cost", in the amount of $2,102,000, has been recorded by the Company as an intangible asset in the amount of $1,409,000, a reduction of shareholders' equity in the amount of $582,000 and a reduction of minority interest in subsidiary in the amount of $111,000. The foregoing amounts will be amortized to expense over a period of approximately 15 years, as the Company continues to fund the benefits under the Hourly Retirement Plan.

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.75% and 7.25% for 1996 and 1997, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost (income), was 11% for 1996 and 1997.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan and charged to continuing operations was $1.4, $0.6 and $0.6 million for 1995, 1996 and 1997, respectively.

     Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     The following table shows the components of the accrued postretirement health care cost obligation for continuing operations as of December 31, 1996 and 1997:

                                                                                DECEMBER 31,
                                                                          ---------------------------
                                                                           1996                 1997
                                                                          -------             -------
                                                                                (THOUSANDS)
Accumulated postretirement benefit obligation:
 Retirees, dependents and beneficiaries eligible for benefits ..........  $ 8,141             $ 8,465
 Active employees fully eligible for benefits ..........................    1,941               1,738
 Active employees not fully eligible for benefits ......................      123                 121
                                                                          -------             -------
Total accumulated postretirement benefit obligation ....................   10,205              10,324
Fair value of plan assets ..............................................       --                  --
Unrecognized prior service cost and unrecognized net losses ............      573                 180
                                                                          -------             -------
Accrued postretirement benefit obligation ..............................  $10,778             $10,504
                                                                          =======             =======

     The net periodic postretirement benefit cost for continuing operations included the following components:

                                                                    YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------
                                                         1995                1996                1997
                                                         ----                ----                ----
                                                                          (THOUSANDS)
Service cost ............................................  $  3                $  4                $  4
Interest cost ...........................................   884                 805                 752
Amortization of unrecognized prior service cost .........  (145)                (39)               (179)
                                                           ----                ----                ----
Net periodic postretirement benefit cost ................  $742                $770                $577
                                                           ====                ====                ====

                                ISP HOLDINGS INC.

NOTE 7. BENEFIT PLANS (CONTINUED)

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1997 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 12% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1998 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.25% for 1996 and 1997, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for continuing operations as of December 31, 1997 by $416,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for continuing operations for the year 1997 by $34,000.

NOTE 8. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     ISP's 1991 Incentive Plan for Key Employees and Directors, as amended (the "Plan"), authorizes the grant of options to purchase a maximum of 7,000,000 shares of ISP's common stock. In 1995, ISP's Board of Directors approved an amendment to the Plan, which was approved by ISP's stockholders in 1996, to permit the Compensation Committee of the Board of Directors (the "Committee") to determine the exercise price and vesting schedule of options granted under the Plan. In 1995, 1996 and 1997, ISP granted options to certain employees to purchase 215,500, 338,645 and 264,344 shares, respectively, of ISP's common stock at exercise prices ranging from $.625to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is recognized as compensation expense over the vesting periods of 21 @ 2 to 3 years. Compensation expense for such options was $0, $0.3 million and $0.7 million in 1995, 1996 and 1997, respectively. All other employee options granted under the Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at arate determined by the Committee at the time of grant. Special vesting rules apply to options granted tonon-employee directors.

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards under the Plan at grant dates, the Company's pro forma net income for the years 1995, 1996 and 1997 would have been $32.6, $53.2 and $51.8 million, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of ISP's stock options used to compute pro forma net income is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

                                ISP HOLDINGS INC.

NOTE 8. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)

     The following is a summary of transactions pertaining to the Plan:

                                                    YEAR ENDED                    YEAR ENDED                      YEAR ENDED
                                                 DECEMBER 31, 1995             DECEMBER 31, 1996               DECEMBER 31, 1997
                                              -----------------------       -----------------------        ------------------------
                                                             WEIGHTED                      WEIGHTED                        WEIGHTED
                                                              AVERAGE                       AVERAGE                         AVERAGE
                                              SHARES         EXERCISE       SHARES         EXERCISE         SHARES         EXERCISE
                                              (000'S)          PRICE        (000'S)          PRICE          (000'S)          PRICE
                                              -------        --------       -------        --------         -------        ---------
Outstanding, January 1 ...................      2,200          $ 7.72         3,277          $ 7.86           5,014          $ 9.32
Granted ..................................      1,355            8.05         2,110           11.31             515           11.99
Exercised ................................        (29)           6.76          (113)           6.90            (306)           8.08
Forfeited ................................       (249)           7.79          (260)           8.17            (490)           9.37
                                                -----            ----         -----            ----           -----            ----
Outstanding, December 31 .................      3,277            7.86         5,014            9.32           4,733            9.68
                                                =====            ====         =====            ====           =====            ====
Options exercisable, December 31 .........        708            8.65         1,140            8.45           1,294            8.37
                                                =====            ====         =====            ====           =====            ====

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1996 and 1997 under the Plan for which the exercise price equaled the fair market value of such shares on the date of grant was $3.50 and $4.17 per share, respectively, and such weighted average fair value of options granted in 1996 and 1997 for which the exercise price was less than the fair market value of such shares on the date of grant was $5.99 and $7.93 per share, respectively.

            The following is a summary of the status of stock options outstanding and exercisable under the Plan as of December 31, 1997:

                                                                                                               STOCK OPTIONS
                                                   STOCK OPTIONS OUTSTANDING                                    EXERCISABLE
                                        -----------------------------------------------------           ---------------------------
                                                                                   WEIGHTED
                                                           WEIGHTED                 AVERAGE                                WEIGHTED
                                                            AVERAGE                REMAINING                                AVERAGE
        RANGE OF                        SHARES             EXERCISE               CONTRACTUAL           SHARES             EXERCISE
     EXERCISE PRICES                    (000'S)              PRICE                   LIFE               (000'S)              PRICE
     ---------------                    -------             -------                --------             -------             ------
$ 5.00-$ 7.50 .........................   1,586              $ 6.71              5.01 years                 726              $ 6.77
$ 7.51-$11.25 .........................   1,104                9.40              6.58 years                 278                8.84
$11.26-$15.19 .........................   2,043               12.15              7.42 years                 290               11.92
                                          -----                ----                                       -----                ----
   Total ..............................   4,733                9.68              6.42 years               1,294                8.37
                                          =====                ====                                       =====                ====

     ISP Holdings has issued options to certain employees to purchase 138,983 shares of ISP Holdings' redeemable convertible preferred stock ("Preferred Stock"), exercisable at a price of $111.44 per share. Each share of Preferred Stock is convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price based on the sum of the determined initial Book Value (as defined) plus interest on such Book Value at a specified rate. The options vest over seven years, subject to earlier vesting under certain circumstances including in connection with a change of control. Dividends will accrue on the Preferred Stock from the date of issuance at the rate of 6% per annum. The Preferred Stock is redeemable, at the Company's option, for a redemption price equal to the exercise price per share plus accrued and unpaid dividends. The common stock of ISP Holdings issuable upon conversion of the Preferred Stock is subject to repurchase by the Company under certain circumstances at a price equal to current Book Value. The exercise price of the options is equal to the estimated fair value per share of the Preferred Stock at the date of grant. No expense is accrued in connection with the Preferred Stock options.

                                ISP HOLDINGS INC.

NOTE 8. STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (CONTINUED)

     Stock Appreciation Rights

     The Company has issued stock appreciation rights ("SARs") related to 27,748 shares of the Company's common stock. The SARs represent the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of ISP Holdings over the sum of the determined initial Book Value (as defined) per share of common stock of ISP Holdings plus interest on such Book Value at a specified rate. The SARs vest over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control.

     Compensation expense related to SARs was $0 for each of 1995 and 1996 and was $1.3 millionfor 1997.

NOTE 9. RELATED PARTY TRANSACTIONS

     BMCA, an affiliate of the Company, purchases all of its colored roofing granules requirements from ISP (except for the requirements of its California roofing plant) under a requirements contract. In addition, in December 1995, USI commenced purchasing substantially all of its requirements for colored roofing granules from ISP (except for the requirements of its Stockton, California and Corvallis, Oregon plants) pursuant to a requirements contract. Each such requirements contract was renewed for 1998 and is subject to annual renewal unless terminated by either party to the respective agreement. Such purchases by BMCA and USI totaled $45.8, $50.5 and $51.1 million for 1995, 1996 and 1997, respectively. The receivable from BMCA and USI for sales of mineral products was $3.3 and $2.8 million at December 31, 1996 and 1997, respectively.

     Pursuant to a Management Agreement, ISP has provided certain general management, administrative, legal, telecommunications, information and facilities services to ISP Holdings and certain of its affiliates, including GAF, BMCA, G-I Holdings and GFC. Charges by ISP for providing such services aggregated $5.4, $6.2 and $5.6 million for 1995, 1996 and 1997, respectively, and are reflected as reductions of "Selling, general and administrative" expense, offset by a charge to discontinued operations for periods prior to the Separation Transactions. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by ISP for the benefit of, the respective parties, which are based on an estimate of the costs ISP incurs to provide such services. ISP has continued to charge these affiliates for such services since the Separation Transactions were consummated and accordingly, ISP Holdings' income from continuing operations has not been affected. Effective January 1, 1998, the term of the Management Agreement was extended through the end of 1998, and the management fees payable thereunder were adjusted, including an adjustment to reflect the direct payment by BMCA of the costs for certain services rendered by third parties that were previously included in the management fees payable to ISP. ISP and BMCA further modified the agreement to allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by ISP in 1997 under the Management Agreement, after taking into account the modifications to the agreement described above, the aggregate amount payable to ISP under the Management Agreement for 1998 is expected to be approximately $5.6 million. BMCA also is expected to pay directly certain third party costs, which aggregated approximately $0.4 million in 1997, that were previously included in the management fee. In addition, ISP currently anticipates that in 1998 BMCA will require additional space for its headquarters and will pay additional rent based on the square footage to be occupied.

     Certain executive officers of ISP were granted stock appreciation rights in 1993 and 1994 relating to GAF's common stock. Compensation expense in connection with such stock appreciation rights is reflected in G-I Holdings' operating expense and was immaterial for 1995, 1996 and 1997.

                                ISP HOLDINGS INC.

NOTE 10. BUSINESS SEGMENT INFORMATION

     The following data present business segment information for the Company's continuing operations.

                                                                    YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------
                                                           1995                1996                1997
                                                         --------            --------            --------

                                                                          (MILLIONS)
Net sales:
 Specialty Chemicals .................................   $  562.0            $  587.2            $  622.4
 Mineral Products(1) .................................       86.1                85.6                83.1
 Other ...............................................       40.9                43.7                43.7
                                                         --------            --------            --------
Net  sales ...........................................   $  689.0            $  716.5            $  749.2
                                                         ========            ========            ========
Operating income:
 Specialty Chemicals(2) ..............................   $  106.3            $  117.9            $  121.7
 Mineral Products ....................................       16.3                16.5                17.0
 Other ...............................................        4.5                 1.6                 4.6
 Unallocated Corporate Office charges ................       --                  --                  (2.0)
                                                         --------            --------            --------
Operating income .....................................   $  127.1            $  136.0            $  141.3
                                                         ========            ========            ========
Identifiable assets:
 Specialty Chemicals(3) ..............................   $  953.5            $  958.1            $  985.2
 Mineral Products ....................................      154.6               154.5               155.2
 Other ...............................................       25.0                27.7                23.8
 General Corporate(4) ................................      179.8               253.4               321.5
 Net current assets of discontinued operations .......      147.5               206.7                --
                                                         --------            --------            --------
Total  assets ........................................   $1,460.4            $1,600.4            $1,485.7
                                                         ========            ========            ========
Capital expenditures and acquisitions:
 Specialty Chemicals .................................   $   31.1            $   41.6            $   56.2
 Mineral Products ....................................        6.0                 9.5                11.2
 Other ...............................................        1.8                 3.5                 1.1
 Unallocated Corporate Office ........................       --                  --                   0.2
                                                         --------            --------            --------
Total ................................................   $   38.9            $   54.6            $   68.7
                                                         ========            ========            ========
Depreciation and goodwill amortization:
 Specialty Chemicals .................................   $   38.6            $   41.0            $   43.6
 Mineral Products ....................................        9.7                 9.6                10.1
 Other ...............................................        0.9                 0.9                 1.0
 Unallocated Corporate Office ........................       --                  --                   0.5
                                                         --------            --------            --------
Total ................................................   $   49.2            $   51.5            $   55.2
                                                         ========            ========            ========

----------
(1) Includes sales to BMCA and USI of $45.8, $50.5 and $51.1 million for 1995, 1996 and 1997, respectively.

(2) Does not include operating income of ISP's 50% ownership of GAF-Huls. ISP's equity in the earnings of GAF-Huls is reflected in the Consolidated Statements of Income as "Equity in earnings of joint venture" below Operating Income.

(3) Identifiable assets of Specialty Chemicals include ISP's 50% ownership of GAF-Huls. See Note 1.

(4) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes and are not allocated to industry segments.

     ISP manufactures a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products encompassing such worldwide markets as pharmaceuticals, hair and skin care, plastics, agricultural, coatings and adhesives. ISP's mineral products business manufactures ceramic-coated colored roofing granules which are sold primarily to the North American roofing industry for use in the manufacture of asphalt roofing shingles. Over 60% of ISP's sales of mineral products are to BMCA (see Note 9). ISP also manufactures filter products.

                              ISP HOLDINGS INC.

NOTE 11. GEOGRAPHIC INFORMATION

          Results set forth below for foreign operations relating to the Company's continuing operations represent sales and operating income of foreign-based subsidiaries.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------------
                                                                                1995                1996                1997
                                                                              --------            --------            --------
                                                                                                 (MILLIONS)
Net sales:
 Domestic operations(1) ..................................................    $  345.2            $  361.0            $  390.6
 Europe(2) ...............................................................       209.1               212.3               201.4
 Asia-Pacific ............................................................       101.2               102.9               112.5
 Other foreign operations ................................................        33.5                40.3                44.7
                                                                              --------            --------            --------
Net sales ................................................................    $  689.0            $  716.5            $  749.2
                                                                              ========            ========            ========
Operating income:
 Domestic operations .....................................................    $   57.9            $   64.4            $   78.2
 Europe ..................................................................        46.5                53.1                44.4
 Asia-Pacific ............................................................        20.2                17.5                16.3
 Other foreign operations ................................................         2.5                 1.0                 2.4
                                                                              --------            --------            --------
Operating income .........................................................       127.1               136.0               141.3
Equity in earnings of joint venture ......................................         5.4                 5.6                 5.9
Interest expense and other, net ..........................................       (26.4)              (25.0)              (39.4)
                                                                              --------            --------            --------
Income from continuing operations before income taxes ....................    $  106.1            $  116.6            $  107.8
                                                                              ========            ========            ========
Identifiable assets:
 Domestic operations .....................................................    $  954.1            $  948.4            $  965.0
 Europe(3) ...............................................................       133.1               130.8               134.3
 Asia-Pacific ............................................................        32.2                41.4                43.2
 Other foreign operations ................................................        13.7                19.7                21.7
 General Corporate(4) ....................................................       179.8               253.4               321.5
 Net current assets of discontinued operations ...........................       147.5               206.7                --
                                                                              --------            --------            --------
Total assets .............................................................    $1,460.4            $1,600.4            $1,485.7
                                                                              ========            ========            ========

----------
(1) Net sales-domestic operations exclude sales by the Company's domestic subsidiaries to foreign-based subsidiaries of $140.9, $160.1 and $180.6 million for 1995, 1996 and 1997, respectively.

(2) Net sales-Europe exclude sales by the Company's European subsidiaries to domestic and other foreign-based subsidiaries of $19.9, $20.7 and $21.2 million for 1995, 1996 and 1997, respectively.

(3)  Identifiable assets-Europe include ISP's 50% ownership of GAF-Huls. See
     Note 1.

(4)  See subnote (4) to Note 10.

     Approximately 66% of the Company's international sales in 1997 were in countries in Europe and Japan which are subject to currency exchange rate fluctuation risks. See Note 1 for a discussion of the Company's policy to manage these risks. Other countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

                              ISP HOLDINGS INC.

NOTE 12. DISCONTINUED OPERATIONS

     On August 1, 1996, the Company completed the sale of WAXQ, a commercial radio station operated by GAF Broadcasting Company, Inc. ("GAF Broadcasting"), a wholly-owned subsidiary of the Company, for a purchase price of $90.0 million. The gain on disposal of $43.6 million, after income taxes of $30.6 million, was recorded in the third quarter of 1996. Accordingly, GAF Broadcasting is reported as a discontinued operation.

     As a result of the Separation Transactions, G-I Holdings and its remaining assets, principally the building materials business, consisting of BMCA and USI, and the assets and liabilities of GFC, as well as GAF Broadcasting, are reflected as discontinued operations in the Consolidated Financial Statements for periods prior to the Separation Transactions. Summary operating results of such discontinued operations are as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1995                1996
                                                   --------            --------
                                                           (THOUSANDS)
Net  sales .....................................   $695,259            $856,200
                                                   ========            ========
Loss before income taxes .......................   $(39,642)           $(28,015)
Income tax benefit .............................     17,401               8,425
                                                   --------            --------
Loss before extraordinary items(1) .............   $(22,241)           $(19,590)
                                                   ========            ========


                                                 DECEMBER 31,
                                                   1996
                                                 ----------
                                                (THOUSANDS)

Assets
 Current assets ................................ $  397,513
 Investment in limited partnership .............    450,000
 Other noncurrent assets .......................    487,828
                                                 ----------
Total assets ................................... $1,335,341
                                                 ==========
Liabilities

 Current liabilities(2) ........................ $  190,805
 Long-term debt(3) .............................    861,071
 Other noncurrent liabilities(2) ...............    430,637
                                                 ----------
Total liabilities .............................. $1,482,513
                                                 ==========
----------
(1) Loss before extraordinary items is net of elimination of intercompany interest, net of income taxes.

(2) Current liabilities and Other noncurrent liabilities include a reserve for asbestos claims of $76.0 and $257.8 million, respectively.

(3) In February 1996, G-I Holdings completed the exchange of $189.3 million in accreted value of its then outstanding Discount Notes, for $200 million of its 10% Notes, which were subsequently subject to the Exchange Offer discussed in Note 6. As discussed in Note 6, on October 18, 1996, ISP Holdings consummated the Tender Offer for G-I Holdings' Discount Notes. Pursuant to the Tender Offer, $346.9 million in accreted value of G-I Holdings' Discount Notes were purchased by ISP Holdings and $133.0 million in accreted value of such Discount Notes were subsequently repurchased by G-I Holdings (utilizing cash on hand and the repayment of monies owed to G-I Holdings by ISP) from ISP Holdings. G-I Holdings also purchased additional Discount Notes from ISP Holdings for an aggregate cash purchase price of $45.8 million, representing the sum of $45.0 million plus an amount sufficient to pay ISP Holdings' fees and expenses related to the Separation Transactions (to the extent not previously included in the repurchase of Discount Notes by G-I Holdings). ISP Holdings also concluded an offer to exchange its new 9-3/4% Senior Notes for G-I Holdings' 10% Notes. Pursuant to the Exchange Offer, $199.9 million of G-I Holdings' 10% Notes were acquired by ISP Holdings.

                                ISP HOLDINGS INC.

NOTE 12. DISCONTINUED OPERATIONS (CONTINUED)

     All Discount Notes purchased in the Tender Offer (other than those Discount Notes sold to G-I Holdings, as discussed above) and all 10% Notes accepted in the Exchange Offer by ISP Holdings were contributed to G-I Holdings by ISP Holdings as a capital contribution in December 1996, prior to the Separation Transactions, and canceled by G-I Holdings.

     In connection with these transactions, the Company recorded extraordinary losses of $31.0 million, net of related income tax benefits of $17.3 million, representing write-offs of deferred financing fees and the premium to accreted value of $29.4 million paid pursuant to the Tender Offer.

NOTE 13. COMMITMENTS AND CONTINGENCIES

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flows of ISP in order to satisfy its obligations. Such obligations include $325 million principal amount of 9% Senior Notes and $199.9 million principal amount of 93 @ 4 % Senior Notes. ISP Holdings expects to satisfy such obligations from, among other things, refinancings of debt, dividends and loans from ISP, as to which there are restrictions under the ISP Credit Agreement and the indenture relating to the 9% ISP Notes (see Note 6), and payments pursuant to the ISP Holdings Tax Sharing Agreement between ISP Holdings and ISP (see Note 2).

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), as of December 31, 1997, is approximately $17.8 million, before reduction for insurance recoveries reflected on the Company's balance sheet (discussed below) of $7.2 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). In the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurances in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     In March 1995, GAF commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, ISP entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee ISP's performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. ISP believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million.

                                ISP HOLDINGS INC.

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     GAF has advised the Company that, as of December 27, 1997, it had been named as a defendant inapproximately 79,300 pending lawsuits involving alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having resolved approximately 234,500 Asbestos Claims. During 1997, GAF resolved approximately 11,000 Asbestos Claims and received notice of approximately 30,900 new Asbestos Claims. Of the Asbestos Claims resolved in 1997, approximately 8,900 were resolved (including Asbestos Claims disposed of at no cost to GAF) for an average cost of approximately $3,700 per claim. GAF's share of the costs with respect to approximately 2,100 Asbestos Claims resolved in 1997 has not yet been determined. There can be no assurance, however, that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's historic average costs.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, that it is exploring a number of options, both judicial and legislative, to accomplish such resolution, but there can be no assurance that this effort will be successful.

     Neither ISP, ISP Holdings nor the assets or operations of ISP, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. ISP Holdings believes that it and ISP should have no legal responsibility for damages in connection with asbestos-related claims. Should GAF, however, be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF and, in that regard, seek to recapture assets recently distributed by GAF, including assets distributed in the Separation Transactions. Although the Company does not believe any such action to unwind the Separation Transactions would be successful, there can be no assurance in that regard. If a creditor were successful in recapturing assets distributed in the Separation Transactions, such creditor could seek to enforce any asbestos-related judgment against GAF's holdings of common stock of ISP Holdings and its indirect holdings of common stock of ISP, and such enforcement could result in a change of control of the Company. See Note 6 for discussion of the ISP Credit Agreement.

     See Note 2 for information regarding additional contingencies.

     Leases for certain property, plant and equipment at ISP's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net" at December 31, 1996 and 1997 in the amount of $2.3 and $2.1 million, respectively. The Company also has operating leases for transportation, production and data processing equipment and for various buildings. Rental expense on operating leases for continuing operations was $8.2, $8.7 and $9.7 million for 1995, 1996 and 1997, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 1997 were as follows:

                                                  CAPITAL            OPERATING
                                                  LEASES              LEASES
                                                 ---------           ---------
                                                         (THOUSANDS)

1998 ..........................................    $  782              $3,590
1999 ..........................................       487               2,409
2000 ..........................................       434               1,582
2001 ..........................................       339                 625
2002 ..........................................       255                 449
Later years ...................................        --                 733
                                                   ------              ------
Total minimum payments ........................     2,297              $9,388
                                                                       ======
Less interest included above ..................      (358)
                                                   ------
Present value of net minimum lease payments ...    $1,939
                                                   ======

                                ISP HOLDINGS INC.

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     ISP intends to acquire or develop a European manufacturing facility to meet the needs of ISP's European business. While the originally anticipated commencement date of the European project has been deferred because ISP has been able to implement cost efficient capacity expansions at its existing manufacturing facilities, based upon its current analyses of additional opportunities for expansion of existing capacity, end-use demand, and other relevant factors, ISP intends to proceed with the project during 1998. Costs capitalized to date related to this project are included in "Construction in progress". ISP anticipates utilizing internally generated funds, existing creditfacilities and/or independent financing to fund the cost of the project.

     ISP has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. Both the site designation and the access ramp approval have been appealed to the Courts by the City of Linden. ISP estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. ISP anticipates utilizing internally generated cash and/or seeking project or other independent financing therefor. Accordingly, ISP would not expect such facility to impact materially its liquidity or capital resources.

NOTE 14. SUBSEQUENT EVENT

     ISP announced in December 1997 that it had entered into an agreement to purchase Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. The transaction was completed in February 1998. In connection with the purchase, ISP entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease is to be accounted for as an operating lease, with an initial term of four years and, at ISP's option, up to three one-year renewal periods. As part of the transaction, ISP entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

                                                          ISP HOLDINGS INC.

                                                   SUPPLEMENTARY DATA (UNAUDITED)

                                                QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                   1996 BY QUARTER                                         1997 BY QUARTER
                                      ------------------------------------------          ------------------------------------------
                                       FIRST      SECOND       THIRD      FOURTH            FIRST     SECOND       THIRD     FOURTH
                                       -----      ------       -----      ------            -----     ------       -----     ------
                                                                                (MILLIONS)
Net sales .........................   $185.6      $185.0      $173.6      $172.3          $191.2      $197.8      $183.6     $176.6
Cost of products sold .............    112.9       107.1       100.3        98.6           114.2       116.3       105.9      100.5
                                      ------      ------      ------      ------          ------      ------      ------     ------
Gross profit ......................   $ 72.7      $ 77.9      $ 73.3      $ 73.7          $ 77.0      $ 81.5      $ 77.7     $ 76.1
                                      ======      ======      ======      ======          ======      ======      ======     ======
Operating income ..................   $ 34.2      $ 38.0      $ 33.5      $ 30.3          $ 36.4      $ 39.0      $ 34.6     $ 31.3
                                      ======      ======      ======      ======          ======      ======      ======     ======
Income from continuing
 operations before income
 taxes and extraordinary
 items ............................   $ 31.3      $ 35.6      $ 31.3      $ 18.4          $ 25.2      $ 28.8      $ 28.5     $ 25.3
Income taxes ......................    (11.4)      (13.0)      (11.2)       (6.5)           (9.2)      (10.4)      (10.5)      (9.0)
Minority interest in income
 of subsidiary ....................     (3.5)       (3.9)       (3.4)       (2.9)           (3.8)       (3.9)       (3.6)      (3.4)
                                      ------      ------      ------      ------          ------      ------      ------     ------
Income from continuing
 operations before
 extraordinary items ..............     16.4        18.7        16.7         9.0            12.2        14.5        14.4       12.9
                                      ------      ------      ------      ------          ------      ------      ------     ------
Discontinued operations:
 Loss from discontinued
  operations, net of
  income tax benefits .............     (9.3)       (1.9)       (6.2)       (2.1)          --          --          --         --
 Gain on sale of
  discontinued operation,
  net of income taxes .............    --          --           43.6       --              --          --          --         --
                                      ------      ------      ------      ------          ------      ------      ------     ------
Income (loss) from
 discontinued operations ..........     (9.3)       (1.9)       37.4        (2.1)          --          --          --         --
                                      ------      ------      ------      ------          ------      ------      ------     ------
Income before extraordinary
 items ............................      7.1        16.8        54.1         6.9            12.2        14.5        14.4       12.9
Extraordinary items, net of
 related income tax
 benefits .........................     (8.2)      --          --          (22.8)          --          --          --         --
                                      ------      ------      ------      ------          ------      ------      ------     ------
Net income (loss) .................   $ (1.1)     $ 16.8      $ 54.1      $(15.9)         $ 12.2      $ 14.5      $ 14.4     $ 12.9
                                      ======      ======      ======      ======          ======      ======      ======     ======

                                                                                                             SCHEDULE I

                                                   ISP HOLDINGS INC.

                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                            ISP HOLDINGS INC. PARENT COMPANY
                                          UNCONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                       1995                1996               1997
                                                                      -------             -------             -------
                                                                                       (THOUSANDS)
Equity in net income of subsidiary .................................  $32,828             $54,151             $77,103
Interest expense ...................................................      --              (10,404)            (50,676)
Interest income on loans to subsidiary and on
 investment in G-I Holdings Discount Notes and 10% Notes ...........      --                9,680               3,190
Other income, net ..................................................      --                  389              11,535
                                                                      -------             -------             -------
Income before income taxes .........................................   32,828              53,816              41,152
Income tax benefit .................................................      --                  117              12,853
                                                                      -------             -------             -------
Net income .........................................................  $32,828             $53,933             $54,005
                                                                      =======             =======             =======

                                                                                                                          SCHEDULE I

                                                          ISP HOLDINGS INC.

                                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                                                  ISP HOLDINGS INC. PARENT COMPANY
                                                    UNCONSOLIDATED BALANCE SHEETS


                                                                                                            DECEMBER 31,
                                                                                                     ----------------------------
                                                                                                       1996                1997
                                                                                                     --------            --------
                                                                                                             (THOUSANDS)
                                                   ASSETS
Current Assets:
 Cash and cash equivalents ......................................................................    $    185            $    765
 Investments in trading securities ..............................................................       1,061              14,454
 Investments in available-for-sale securities ...................................................      44,375              32,863
 Other short-term investments ...................................................................      15,286              18,887
 Receivable from related parties, net ...........................................................          --               3,860
 Other current assets ...........................................................................          --                  22
                                                                                                     --------            --------
Total Current Assets ............................................................................      60,907              70,851
Property, plant and equipment, net ..............................................................         125               5,716
Goodwill, net ...................................................................................         --                5,804
Loans receivable from subsidiary ................................................................      62,576              53,997
Investment in subsidiary ........................................................................     445,795             657,969
Deferred income taxes ...........................................................................          --               2,335
Deferred financing costs and other assets .......................................................       8,657               7,725
                                                                                                     --------            --------
Total Assets ....................................................................................    $578,060            $804,397
                                                                                                     ========            ========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Short-term debt ................................................................................    $      7             $   904
 Accounts payable and accrued liabilities .......................................................      10,181              13,688
 Payable to subsidiary, net .....................................................................         282                  --
 Income taxes ...................................................................................          --               1,145
                                                                                                     --------            --------
Total Current Liabilities .......................................................................      10,470              15,737
                                                                                                     --------            --------
Long-term debt ..................................................................................     523,990             524,120
                                                                                                     --------            --------
Deferred income taxes ...........................................................................         947                  --
                                                                                                     --------            --------
Other liabilities ...............................................................................          --               2,699
                                                                                                     --------            --------

Shareholders' Equity:
 Cumulative Redeemable Convertible Preferred Stock, $.01 par value
  per share; 800,000 shares authorized: no shares issued ........................................          --                  --
 Common stock, $.01 par value per share; 3,000,000 shares authorized:
  10 and 1,769,054 shares issued ................................................................          --                  18
 Additional paid-in capital .....................................................................      46,426             213,772
 Treasury stock, at cost--9,900 shares ..........................................................          --                (839)
Retained earnings (accumulated deficit) .........................................................     (13,925)              40,080
 Cumulative translation adjustment and other ....................................................      10,152               8,810
                                                                                                     --------            --------
Total Shareholders' Equity ......................................................................      42,653             261,841
                                                                                                     --------            --------
Total Liabilities and Shareholders' Equity ......................................................    $578,060            $804,397
                                                                                                     ========            ========

                                                                                                      SCHEDULE I

                                                  ISP HOLDINGS INC.

                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT--(CONTINUED)

                                          ISP HOLDINGS INC. PARENT COMPANY
                                       UNCONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                     1995               1996                1997
                                                                    ---------          --------             -------
                                                                                    (THOUSANDS)
Cash and cash equivalents, beginning of year ....................   $   --             $    --              $   185
                                                                    ---------          --------             -------
Cash provided by (used in) operating activities:
 Net income .....................................................    32,828              53,933              54,005
 Non-cash interest expense ......................................       --                  260               1,447
 Non-cash interest income .......................................       --               (8,880)                --
 Deferred income taxes ..........................................       --                  --               14,488
 Decrease in working capital items ..............................       --               10,181               4,513
 Purchases of trading securities ................................       --               (1,234)            (48,323)
 Proceeds from sales of trading securities ......................       --                  224              30,322
 Increase in other liabilities ..................................       --                  --                2,699
 Change in net receivable from/payable to related parties .......       --                  282              (4,142)
 Change in investment in and advances to affiliates .............       --              (46,425)            (77,542)
 Other, net .....................................................       --                 (446)             (3,249)
                                                                    ---------          --------             -------
 Net cash provided by (used in) operating activities ............     32,828              7,895             (25,782)
                                                                    ---------          --------             -------
Cash provided by (used in) investing activities:
 Capital expenditures ...........................................       --                  --                 (109)
 Purchases of available-for-sale securities .....................       --              (52,111)            (86,617)
 Purchases of other short-term investments ......................       --              (15,286)                --
 Proceeds from sales of available-for-sale securities ...........       --               10,443             105,231
                                                                    ---------          --------             -------
Net cash provided by (used in) investing activities .............       --              (56,954)             18,505
                                                                    ---------          --------             -------
Cash provided by (used in) financing activities:
 Increase in short-term debt ....................................       --                    7                 897
 Proceeds from issuance of long-term debt .......................       --              324,093                 --
 G-I Holdings Discount Notes purchased and premium paid
  pursuant to the Tender Offer ..................................       --             (376,345)                --
 Discount Notes repurchased by G-I Holdings .....................       --              178,861                 --
 Increase (decrease) in loans to related party ..................       --              (62,576)              8,579
 Financing fees and expenses ....................................       --               (8,496)               (780)
 Repurchases of common stock ....................................       --                  --                 (839)
Dividends and distributions to parent company ...................    (32,828)           (67,858)                --
 Capital contribution from parent company .......................       --               61,558                 --
                                                                    ---------          --------             -------
Net cash provided by (used in) financing activities .............    (32,828)            49,244               7,857
                                                                    ---------          --------             -------
Net change in cash and cash equivalents .........................       --                  185                 580
                                                                    ---------          --------             -------
Cash and cash equivalents, end of year ..........................   $   --             $    185             $   765
                                                                    =========          ========             =======


                                                                                                                         SCHEDULE II

                                                          ISP HOLDINGS INC.

                                                  VALUATION AND QUALIFYING ACCOUNTS

                                                    YEAR ENDED DECEMBER 31, 1995
                                                             (THOUSANDS)

                                                         BALANCE           CHARGED TO                                    BALANCE
                                                       JANUARY 1,           COSTS AND                                 DECEMBER 31,
DESCRIPTION                                               1995              EXPENSES            DEDUCTIONS                1995
-----------                                            ----------          ----------           ----------            ------------
Valuation and Qualifying Accounts
 Deducted from Assets to Which They Apply:
  Allowance for doubtful accounts ...................     $2,292              $  681               $   94(a)              $ 2,879
  Reserve for inventory market valuation ............      9,631               8,861                4,514                  13,978


                                                    YEAR ENDED DECEMBER 31, 1996
                                                            (THOUSANDS)


                                                         BALANCE           CHARGED TO                                    BALANCE
                                                       JANUARY 1,           COSTS AND                                 DECEMBER 31,
DESCRIPTION                                               1996              EXPENSES            DEDUCTIONS                1996
-----------                                            ----------          ----------           ----------            ------------
Valuation and Qualifying Accounts
 Deducted from Assets to Which They Apply:
  Allowance for doubtful accounts ...................      $ 2,879            $  272              $   311(a)              $ 2,840
  Reserve for inventory market valuation ............       13,978             8,329                9,495                  12,812


                                                    YEAR ENDED DECEMBER 31, 1997
                                                            (THOUSANDS)

                                                         BALANCE           CHARGED TO                                    BALANCE
                                                       JANUARY 1,           COSTS AND                                 DECEMBER 31,
DESCRIPTION                                               1997              EXPENSES            DEDUCTIONS                1997
-----------                                            ----------          ----------           ----------            ------------
Valuation and Qualifying Accounts
 Deducted from Assets to Which They Apply:
  Allowance for doubtful accounts ...................      $ 2,840            $  338               $  454(a)              $ 2,724
  Reserve for inventory market valuation ............       12,812             7,631                6,360                  14,083

----------------
(a)  Represents write-off of uncollectible accounts net of recoveries.

                                  EHIBIT INDEX

EXHIBIT                     DESCRIPTION
-------                     -----------

21                          List of Subsidiaries
27                          Financial Data Schedule