Form 10-Q
period 1998-03-29
ISP HOLDINGS INC
filed 1998-05-13
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended March 29, 1998

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

                               (Not applicable)

(Former name, former address and former fiscal year, if changed since last report).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /


As of May 8, 1998, 1,757,874 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding. There is no trading market for the Registrant's common stock.

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                               ISP HOLDINGS INC.

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                    Quarter Ended
                                              ------------------------
                                               March 30,     March 29,
                                                 1997          1998
                                              ----------    ----------
                                                     (Thousands)

Net sales..................................   $ 191,157     $ 200,703
                                              ---------     ---------

Costs and expenses:
  Cost of products sold....................     114,161       119,177
  Selling, general and administrative......      37,336        40,421
  Goodwill amortization....................       3,317         3,339
                                              ---------     ---------
    Total costs and expenses...............     154,814       162,937
                                              ---------     ---------

Operating income...........................      36,343        37,766
Interest expense...........................     (18,597)      (17,938)
Equity in earnings of joint venture........       1,385         1,455
Other income, net..........................       6,043         9,955
                                              ---------     ---------
Income before income taxes.................      25,174        31,238
Income taxes...............................      (9,194)      (11,354)
Minority interest in income of subsidiary..      (3,776)       (4,212)
                                              ---------     ---------
Net income.................................   $  12,204     $  15,672
                                              =========     =========















                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  March 29,
                                                     December 31,    1998
                                                         1997
(Unaudited)
                                                     ------------ ----------
ASSETS                                                     (Thousands)
Current Assets:
  Cash and cash equivalents..........................$   20,495   $   16,319
  Investments in trading securities..................    67,943       39,678
  Investments in available-for-sale securities.......   140,812      213,771
  Investments in held-to-maturity securities.........       311            -
  Other short-term investments.......................    26,682       28,220
  Accounts receivable, trade, net....................    67,077       83,390
  Accounts receivable, other.........................    25,288       31,590
  Receivable from related parties, net...............     4,124        7,015
  Inventories........................................   119,910      115,224
  Other current assets...............................    16,773       18,430
                                                     ----------   ----------
Total Current Assets.................................   489,415      553,637
Property, plant and equipment, net...................   518,922      523,625
Goodwill, net........................................   409,886      406,553
Other assets.........................................    67,457       62,147
                                                     ----------   ----------
Total Assets.........................................$1,485,680   $1,545,962
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt....................................$   39,076   $   51,928
  Current maturities of long-term debt...............       684      200,609
  Accounts payable...................................    46,283       51,185
  Accrued liabilities................................    74,092       76,448
  Income taxes.......................................     7,200        7,812
                                                     ----------   ----------
    Total Current Liabilities........................   167,335      387,982
                                                     ----------   ----------
Long-term debt less current maturities...............   798,762      615,737
                                                     ----------   ----------
Deferred income taxes................................    67,918       74,563
                                                     ----------   ----------
Other liabilities....................................    63,493       64,386
                                                     ----------   ----------
Minority interest in subsidiary......................   126,331      130,547

----------   ----------
Stockholders' Equity:
  Cumulative redeemable convertible preferred stock,
    $.01 par value per share; 800,000,000 shares
    authorized:  no shares issued....................         -            -
  Common stock, $.01 par value per share;
    3,000,000 shares authorized: 1,769,054 shares
    issued...........................................        18           18
  Additional paid-in capital.........................   213,772      214,007
  Treasury stock, at cost - 9,900 and 11,180 shares..      (839)      (1,169)
  Retained earnings..................................    40,080       55,752
  Accumulated other comprehensive income.............     8,810        4,139
                                                     ----------   ----------

    Total Stockholders' Equity.......................   261,841      272,747
                                                     ----------   ----------

Total Liabilities and Stockholders' Equity...........$1,485,680   $1,545,962
                                                     ==========   ==========

                See Notes to Consolidated Financial Statements

                               ISP HOLDINGS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Quarter Ended
                                                           --------------------
                                                           March 30,  March 29,
                                                            1997       1998
                                                           ---------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 17,938   $ 20,495
                                                           --------   --------

Cash provided by (used in) operating activities:
  Net income.............................................    12,204     15,672
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation.......................................    10,006     10,639
      Goodwill amortization..............................     3,317      3,339
      Deferred income taxes..............................     6,626      7,488
  Increase in working capital items......................   (17,996)   (12,411)
  Purchases of trading securities........................   (24,216)   (23,173)
  Proceeds from sales of trading securities..............     6,406     50,724
  Increase in net receivable from related parties........    (3,004)    (2,891)
  Change in cumulative translation adjustment............    (4,936)    (2,661)
  Change in minority interest in subsidiary..............     2,881      3,745
  Other, net.............................................     4,872      7,206
                                                            -------   --------

    Net cash provided by (used in) operating activities..    (3,840)    57,677
                                                            -------   --------

Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................   (13,945)   (75,139)
  Proceeds from sale-leaseback transaction...............         -     56,050
  Purchases of available-for-sale securities.............   (73,956)  (157,285)
  Purchases of held-to-maturity securities...............    (1,623)         -
  Proceeds from sales of available-for-sale securities...    31,739     80,853
  Proceeds from held-to-maturity securities..............     1,386        311
                                                           --------   --------
    Net cash used in investing activities................   (56,399)  _(95,210)
                                                           --------   --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............         -      3,126
  Increase in short-term debt............................    28,412     12,852
  Increase in borrowings under revolving credit facility.    32,575     17,000
  Other decrease in long-term debt.......................      (140)      (132)
  Repurchases of common stock............................      (839)      (330)
  Financing fees and expenses............................      (492)       (85)
  Other..................................................       705        926
                                                           --------   --------
    Net cash provided by financing activities............    60,221     33,357
                                                           --------   --------
Net change in cash and cash equivalents..................       (18)    (4,176)
                                                           --------   --------
Cash and cash equivalents, end of period.................  $ 17,920   $ 16,319
                                                           ========   ========


Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).................  $ 16,570   $ 19,881
    Income taxes.........................................        36      2,802


                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The "Company" refers to ISP Holdings Inc. and its subsidiaries, while "ISP Holdings" refers to the ISP Holdings Inc. parent company. The consolidated financial statements for the Company reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at March 29, 1998, and the results of operations and cash flows for the periods ended March 30, 1997 and March 29, 1998. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").

Note 1.  Merger of International Specialty Products Inc. into ISP Holdings


     On March 30, 1998, the Board of Directors of International Specialty Products Inc. ("ISP") approved the merger of ISP with and into ISP Holdings, the owner of 80,500,000 shares of ISP's common stock (approximately 84% of the outstanding shares). ISP Holdings will be the surviving corporation of the merger. In the merger, each outstanding share of ISP's common stock, other than shares held in treasury or by ISP Holdings, will be converted into one share of common stock of the surviving corporation, whose name will be changed to International Specialty Products Inc. The merger is subject to, among other things, the approval of the holders of a majority of each of the respective companies' outstanding shares of common stock. As part of the transaction, the ownership of ISP Holdings' shareholders in the surviving corporation will be reduced by 26,666,667 shares, to 53,833,333 shares. As a result of the merger, in addition to the assets and liabilities of ISP, ISP Holdings' assets and liabilities will remain with the surviving corporation.


Note 2.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from currency translation and investments in available-for-sale securities, and pension liability adjustments.

                                                     Quarter Ended
                                                  --------------------
                                                   March 30,  March 29,
                                                     1997       1998
                                                  ---------  ---------
                                                      (Thousands)

Net income........................................$ 12,204    $ 15,672
                                                  --------   ---------
Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale
    securities:
  Unrealized holding gains arising during
    the period, net of income tax effect
    of $3,615 and $2,838..........................   7,895       6,306
  Less:  reclassification adjustment for
    gains included in net income, net of
    income tax effect of $1,065 and $3,690........  (2,831)     (8,316)

--------   ---------
  Total...........................................   5,064      (2,010)
                                                  --------   ---------
  Foreign currency translation adjustment.........  (4,936)     (2,661)

  Minimum pension liability adjustment............      83           -
                                                  --------   ---------
Total other comprehensive income (loss) ..........     211      (4,671)
                                                  --------   ---------
Comprehensive income..............................$ 12,415   $  11,001
                                                  ========   =========


     Changes in the components of "Accumulated other comprehensive income" for the quarter ended March 29, 1998 are as follows:

                             Unrealized  Cumulative
                             Gains on    Foreign      Minimum     Accumulated
                             Available-  Currency     Pension     Other
                             for-sale    Translation  Liability   Comprehensive
                             Securities  Adjustment   Adjustment  Income
                             ----------  -----------  ----------  -------------
                                             (Thousands)

Balance, December 31, 1997....$  8,007    $  1,385     $   (582)    $  8,810
Change for the period.........  (2,010)     (2,661)           -       (4,671)
                               --------    --------     --------     --------
Balance, March 29, 1998.......$  5,997    $ (1,276)    $   (582)    $  4,139
                               ========    ========     ========     ========

Note 3.  Acquisition

     In February 1998, ISP acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, ISP entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease is to be accounted for as an operating lease, with an initial term of four years and, at ISP's option, up to three one-year renewal periods. As part of the transaction, ISP entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.


Note 4.  Inventories

     Inventories comprise the following:

                                       December 31,       March 29,
                                           1997              1998
                                       ------------       ---------
                                                (Thousands)
     Finished goods................      $ 84,912         $ 74,941
     Work in process...............        20,088           21,553
     Raw materials and supplies....        18,408           21,606

--------          -------
     Total.........................       123,408          118,100
     Less LIFO reserve.............        (3,498)          (2,876)

--------         --------
     Inventories...................      $119,910         $115,224

========                   ========

Note 5.  Contingencies


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

     For further information regarding environmental matters, reference is made to Note 13 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim against GAF

     Certain subsidiaries of ISP Holdings were members of the GAF Corporation ("GAF") consolidated Federal income tax group (the "GAF Group") in 1990 and, accordingly, would be severally liable for any tax liability of the GAF Group in respect of such year. Effective as of January 1, 1997, neither ISP Holdings nor any of its subsidiaries are members of the GAF Group.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF, G-I Holdings Inc. and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GFC be unable to satisfy such liability.

        Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1998 Compared With
                        First Quarter 1997

     The Company recorded first quarter 1998 net income of $15.7 million compared with $12.2 million in the first quarter of 1997. The 28% increase in net income was attributable to higher operating and other income and, to a lesser extent, lower interest expense.

      Net sales for the first quarter of 1998 were $200.7 million, a 5% increase compared with $191.2 million for the first quarter of 1997. The higher sales principally reflected higher sales of specialty chemicals (up $8.0 million) as a result of increased sales volumes (up $14.6 million), partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($4.9 million), and, to a lesser extent, by unfavorable selling prices. Sales of mineral products increased $1.7 million (8%) for the first quarter due equally to increased sales volumes and favorable pricing, while sales of filter products decreased slightly for the quarter. The sales growth in the first quarter reflected increased sales in the U.S., Europe and the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region.

     Operating income for the first quarter of 1998 was $37.8 million compared with last year's $36.3 million. The increase in operating income reflected improved income from specialty chemicals (up $0.9 million) as a result of the increased sales and higher gross profit margins, partially offset by the impact of the stronger U.S. dollar. Operating income for the mineral products business increased $0.6 million (14%) due to higher sales levels and improved gross profit margins.

     Interest expense for the first quarter was $17.9 million compared with $18.6 million in the first quarter of 1997, with the decrease due primarily to lower average borrowings. Other income, net, for the first quarter of 1998 was $10.0 million compared with $6.0 million in the first quarter of 1997, principally reflecting higher investment income, partially offset by foreign exchange losses and miscellaneous nonrecurring expenses.


Liquidity and Financial Condition

     During the first quarter of 1998, the Company generated cash from operations of $57.7 million, reinvested $75.1 million for capital programs and an acquisition, generated $56.1 million from a sale-leaseback transaction related to the acquisition (see below and Note 3 to Consolidated Financial Statements), and used $76.1 million for net purchases of available-for-sale and held-to-maturity securities, for a net cash outflow of $37.5 million before financing activities. Cash from operations reflected a $27.6 million cash inflow from net sales of trading securities and also included $5.5 million of dividends received from the GAF-Huls Chemie GmbH joint venture. Working capital increased by $12.4 million, primarily reflecting a $16.3 million increase in trade accounts receivable due to $25.9 million higher sales in March 1998 versus December 1997, and a $6.3 million increase in accounts receivable, other, mainly due to an increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, partially offset by a $7.0 million decrease in inventories and an $8.0 million increase in payables.

     Net cash provided by financing activities in the first quarter of 1998 totaled $33.4 million, principally reflecting a $17.0 million increase in borrowings under ISP's bank revolving credit facility, a $12.9 million increase in short-term borrowings and $3.1 million proceeds from the sale of ISP's accounts receivable.

     As a result of the foregoing factors, cash and cash equivalents decreased by $4.2 million during the first quarter of 1998 to $16.3 million (excluding $281.7 million of trading and available-for-sale securities and other short-term investments).

     As of March 29, 1998, the Company's scheduled repayments of long-term debt for the twelve months ending March 31, 1999 aggregated $200.6 million, including $200 million relating to ISP's 9% Senior Notes due 1999.

     In February 1998, ISP acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, ISP entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease is to be accounted for as an operating lease, with an initial term of four years and, at ISP's option, up to three one-year renewal periods. As part of the transaction, ISP entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

     On March 30, 1998, ISPs Board of Directors approved the merger of ISP with and into ISP Holdings, the owner of 80,500,000 shares of ISP's common stock (approximately 84% of the outstanding shares). ISP Holdings will be the surviving corporation of the merger. As a result of the merger, in addition to the assets and liabilities of ISP, ISP Holdings' assets and liabilities will remain with the surviving corporation. See Note 1 to Consolidated Financial Statements.

     ISP Holdings is a holding company without independent businesses or operations and, as such, is dependent upon the cash flow of its approximately 84%-owned subsidiary, ISP, in order to satisfy its obligations. ISP Holdings expects to satisfy such obligations from, among other things, refinancing of debt, dividends and loans from ISP, as to which there are restrictions under ISP's revolving credit facility and the indenture relating to ISP's 9% Senior Notes, and payments pursuant to the Tax Sharing Agreement between ISP Holdings and ISP. As of March 29, 1998, it would have been permissible for ISP to pay dividends in the aggregate amount of $118.4 million, of which $99.2 million would have been available to ISP Holdings, and to make loans to affiliates of $75 million. In addition, as of March 29, 1998, loans in the aggregate amount of $50.0 million were owed by ISP to ISP Holdings.

     The Company is in the process of implementing a new global information system for capturing, processing and analyzing data relating to manufacturing, customer service, sales order entry, inventory control and financial systems. In conjunction with this initiative, the Company is addressing its "Year 2000" compliance issues and does not believe that the costs associated with, or the impact of, these issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company has no information concerning the impact of Year 2000 issues on its suppliers and customers.

     See Note 5 to Consolidated Financial Statements for information regarding contingencies.

                                  PART II


                             OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended March 29, 1998.

                                SIGNATURES
                                -----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ISP HOLDINGS INC.



DATE:  May 12, 1998                BY:  /s/James P. Rogers
       ------------                     -----------------------------
                                        Executive Vice President and
                                         Chief Financial Officer
                                        (Principal Financial Officer)



DATE:  May 12, 1998                BY:  /s/Jonathan H. Stern
               ------------                     ---------------------------
--
                                        Vice President and Controller
                                        (Principal Accounting Officer)