Form 10-Q
period 1998-06-28
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1998-08-12
CIK 1026738, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended June 28, 1998

                                      OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-17827


                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               51-0376469
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 818 Washington Street, Wilmington, Delaware                     19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (302) 428-0847


                        Commission File Number 33-44862

                              ISP CHEMICALS INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               13-3416260
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 Rt. 95 Industrial Area, P.O. Box 37
 Calvert City, Kentucky                                          42029
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (502) 395-4165
                      Commission File Number 33-44862-01

                             ISP TECHNOLOGIES INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               51-0333795
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 State Highway 146 & Industrial Road
 Texas City, Texas                                               77590
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (409) 945-3411

See table of additional registrants.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /


As of August 7, 1998, 69,510,851 shares of International Specialty Products Inc. common stock (par value, $.01 per share) were outstanding.

As of August 7, 1998, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

As of August 7, 1998, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

                            ADDITIONAL REGISTRANTS

                                                                Commission
Address, including zip
                                                                File No./I.R.S
code, and telephone number,
                                                  No. of        Employer
including area code, of
Exact name of registrant as       State of        Shares        Identification
registrant's principal
specified in its charter          Incorporation   Outstanding   No.
executive office
---------------------------       -------------   -----------   --------------
---------------------------
ISP (PUERTO RICO) INC.            Delaware            10        33-44862-03/
Mirador de Bairoa
                                                                22-2934561
Calle 27st-14

Caguas, Puerto Rico 00725-8900

(787) 744-3116

ISP ENVIRONMENTAL SERVICES INC.   Delaware            10        33-44862-04/
1361 Alps Road
                                                                51-0333801
Wayne, NJ 07470

(973) 628-3000

ISP FILTERS INC.                  Delaware            10        33-44862-05/
4436 Malone Road
                                                                51-0333796
Memphis, TN 38118

(901) 795-2445

ISP GLOBAL TECHNOLOGIES INC.      Delaware            10        33-44862-06/
818 Washington Street
                                                                51-0333802
Wilmington, DE 19801

(302) 429-7492

ISP INTERNATIONAL CORP.           Delaware            10        33-44862-07/
818 Washington Street
                                                                51-0333734
Wilmington, DE 19801

(302) 429-7493

ISP INVESTMENTS INC.              Delaware            10        33-44862-08/
818 Washington Street
                                                                51-0333803
Wilmington, DE 19801

(302) 429-7496

ISP MANAGEMENT COMPANY, INC.      Delaware            10        33-44862-09/
1361 Alps Road
                                                                51-0333800
Wayne, NJ 07470

(973) 628-3000

ISP MINERAL PRODUCTS INC.         Delaware            10        33-44862-10/
34 Charles Street
                                                                51-0333794
Hagerstown, MD 21740

(301) 733-4000

ISP MINERALS INC.                 Delaware            10        33-44862-11/
Route 116
                                                                51-0333798
Blue Ridge Summit, PA 17214

(717) 794-2184

ISP REAL ESTATE COMPANY, INC.     Delaware             2        33-44862-12/
1361 Alps Road
                                                                22-2886551
Wayne, NJ 07470

(973) 628-3000

ISP REALTY CORPORATION            Delaware           1000       33-44862-13/
1361 Alps Road
                                                                13-2720081
Wayne, NJ 07470

(973) 628-3000

VERONA INC.                       Delaware            100       33-44862-16/
NCNB Plaza, Suite 300
                                                                22-3036319
7 North Laurens Street

Greenville, SC 29601

(803) 271-9194

BLUEHALL INCORPORATED             Delaware             1        33-44862-15/
818 Washington Street
                                                                13-3335905
Wilmington, DE 19801

(302) 651-0165

ISP OPCO HOLDINGS INC.            Delaware           100        Unassigned/
818 Washington Street
                                                                51-0382622
Wilmington, DE 19801

(302) 429-8641

                        Part I - FINANCIAL INFORMATION
                         Item 1 - FINANCIAL STATEMENTS


                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (Thousands, except per share amounts)


                                      Second Quarter Ended   Six Months Ended
                                      --------------------  ------------------
                                       June 29,  June 28,   June 29,  June 28,
                                         1997      1998       1997      1998
                                       --------  --------   --------  --------
Net sales............................. $197,849  $219,775   $389,006  $420,478
                                       --------  --------   --------  --------


Costs and expenses:
  Cost of products sold...............  116,358   125,741    230,519   244,918
  Selling, general and administrative.   39,156    42,591     76,492    83,012
  Goodwill amortization...............    3,318     3,336      6,635     6,675
                                       --------  --------   --------  --------

    Total costs and expenses..........  158,832   171,668    313,646   334,605
                                       --------  --------   --------  --------


Operating income......................   39,017    48,107     75,360    85,873
Interest expense......................  (18,933)  (19,055)   (37,530)  (36,993)
Equity in earnings of joint venture...    1,361         -      2,746     1,455
Other income, net.....................    7,346     9,746     13,389    19,701
                                       --------  --------   --------  --------

Income before income taxes............   28,791    38,798     53,965    70,036
Income taxes..........................  (10,386)  (14,778)   (19,580)  (26,132)
Minority interest in income of
  subsidiary..........................   (3,923)   (4,980)    (7,699)   (9,192)
                                       --------  --------   --------  --------

Net income............................ $ 14,482  $ 19,040   $ 26,686  $ 34,712
                                       ========  ========   ========  ========


Earnings per common share:

  Basic............................... $    .27  $    .35   $    .50  $    .64
                                       ========  ========   ========  ========
  Diluted............................. $    .27  $    .35   $    .50  $    .64
                                       ========  ========   ========  ========

Weighted average number of common and
  common equivalent shares outstanding:

  Basic...............................   53,833    53,833     53,833    53,833
                                       ========  ========   ========  ========
  Diluted.............................   53,833    53,833     53,833    53,833
                                       ========  ========   ========  ========


                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                June 28,
                                                  December 31,    1998
                                                      1997     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.....................  $   20,495   $   51,054
  Investments in trading securities.............      67,943        7,633
  Investments in available-for-sale securities..     140,812      277,772
  Investments in held-to-maturity securities....         311            -
  Other short-term investments..................      26,682       29,541
  Accounts receivable, trade, net...............      67,077      102,736
  Accounts receivable, other....................      25,288       31,772
  Receivable from related parties, net..........       4,124        7,994
  Inventories...................................     119,910      124,890
  Other current assets..........................      16,773       19,407
                                                  ----------   ----------
Total Current Assets............................     489,415      652,799
Property, plant and equipment, net..............     518,922      585,705
Goodwill, net...................................     409,886      403,211
Other assets....................................      67,457       32,820
                                                  ----------   ----------
Total Assets....................................  $1,485,680   $1,674,535
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................  $   39,076   $   90,656
  Current maturities of long-term debt..........         684       38,576
  Accounts payable..............................      46,283       69,405
  Accrued liabilities...........................      74,092       85,230
  Income taxes..................................       7,200       14,568
                                                  ----------   ----------
    Total Current Liabilities...................     167,335      298,435
                                                  ----------   ----------
Long-term debt less current maturities..........     798,762      798,569
                                                  ----------   ----------
Deferred income taxes...........................      67,918       88,699
                                                  ----------   ----------
Other liabilities...............................      63,493       63,813
                                                  ----------   ----------
Minority interest in subsidiary.................     126,331      135,863
                                                  ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued............................           -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  53,833,333
    shares issued and outstanding...............         538          538
  Additional paid-in capital....................     212,413      211,611
  Retained earnings.............................      40,080       74,792
  Accumulated other comprehensive income........       8,810        2,215
                                                  ----------   ----------
    Total Stockholders' Equity..................     261,841      289,156
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity......  $1,485,680   $1,674,535
                                                  ==========   ==========

                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Six Months Ended
                                                           --------------------
                                                            June 29,   June 28,
                                                              1997       1998
                                                           ---------  --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 17,938   $ 20,495
                                                           --------   --------
Cash provided by operating activities:
  Net income.............................................    26,686     34,712
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................    20,285     22,949
      Goodwill amortization..............................     6,635      6,675
      Deferred income taxes..............................    14,184     13,034
  Increase in working capital items......................    (7,220)    (3,450)
  Purchases of trading securities........................   (83,674)  (100,297)
  Proceeds from sales of trading securities..............    23,110    130,878
  Increase in net receivable from related parties........    (2,824)    (3,870)
  Change in cumulative translation adjustment............    (6,491)    (3,284)
  Change in minority interest in subsidiary..............     6,651      8,646
  Other, net.............................................     5,820      8,670
                                                           --------   --------

    Net cash provided by operating activities............     3,162    114,663
                                                           --------   --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................   (31,184)  (118,106)
  Proceeds from sale-leaseback transaction...............         -     56,050
  Purchases of available-for-sale securities.............  (140,454)  (326,627)
  Purchases of held-to-maturity securities...............    (1,623)         -
  Proceeds from sales of available-for-sale securities...   137,197    210,850
  Proceeds from held-to-maturity securities..............     1,881        311
                                                           --------   --------
   Net cash used in investing activities.................   (34,183)  (177,522)
                                                           --------   --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............         -      4,000
  Increase in short-term debt............................    27,176     51,580
  Increase in borrowings under revolving credit facility.    14,575     38,000
  Repayments of long-term debt...........................      (286)      (366)
  Subsidiary's repurchases of common stock...............    (9,295)         -
  Other, net.............................................      (622)       204

--------   --------
Net cash provided by financing activities................    31,548     93,418
                                                           --------   --------
Net change in cash and cash equivalents..................       527     30,559
                                                           --------   --------
Cash and cash equivalents, end of period.................  $ 18,465   $ 51,054
                                                           ========   ========

                See Notes to Consolidated Financial Statements

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - (Continued)


                                                      Six Months Ended
                                                    --------------------
                                                     June 29,   June 28,
                                                       1997       1998
                                                    ---------  ---------
                                                         (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)........... $ 34,908   $ 38,302
    Income taxes...................................      952      8,212

Acquisition of remaining 50% interest in
  GAF-Huls Chemie GmbH joint venture, net of
  $23,732 cash acquired*:
  Fair market value of assets acquired.............            $ 48,003
  Purchase price of acquisition....................              23,381
                                                               --------
  Liabilities assumed..............................            $ 24,622
                                                               ========

*The Company had a 50% equity interest in the cash held by the joint venture prior to the acquisition, which was classified within Other Assets on the consolidated Balance Sheet.


























                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company"), formerly ISP Holdings Inc. ("ISP Holdings") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at June 28, 1998, and the results of operations and cash flows for the periods ended June 29, 1997 and June 28, 1998. All adjustments are of a normal recurring nature.
These financial statements should be read in conjunction with the annual financial statements and notes thereto included in ISP Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").


Note 1.  Merger of International Specialty Products Inc. into ISP Holdings
         Inc.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings. In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of the Company, and the outstanding shares of ISP Holdings were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of the Company.


Note 2.  Acquisitions

     Effective April 1, 1998, the Company acquired the remaining 50% interest in its joint venture with Huls AG, GAF-Huls Chemie GmbH ("GhC"). GhC consists of a manufacturing facility that produces primarily butanediol and tetrahydrofuran. As part of the transaction, the Company also acquired Huls' production facility that supplies GhC with its primary raw material, acetylene. The results of GhC are included in the Company's financial statements on a consolidated basis from the date of acquisition, including sales of $20.0 million and operating income of $6.7 million for the second quarter of 1998.

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease has been accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

Note 3.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB")
issued Statement of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997.  Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from currency translation and investments in available-for-sale securities, and pension liability adjustments.
                                      Second Quarter Ended   Six Months Ended
                                      --------------------- -------------------
                                      June 29,   June 28,   June 29,  June 28,
                                        1997       1998       1997      1998
                                      --------   --------   --------  --------
                                                     (Thousands)
Net income........................... $ 14,482   $ 19,040   $ 26,686  $ 34,712
                                      --------   --------   --------  --------
Other comprehensive income, net of
  tax:
  Unrealized gains on available-for-
   sale securities:
  Unrealized holding gains (losses)
  arising during the period, net of
  income tax (provision) benefit of
  $806, $(2,334), $(2,809), and
  $(5,172),..........................   (2,907)     4,798      4,988    11,104
  Less:  reclassification adjustment
   for gains included in net income,
   net of income tax effect of
   $2,198, $2,650, $3,263 and
   $6,340 ...........................   (4,156)    (6,099)    (6,987)  (14,415)
                                      --------   --------   --------   -------
  Total..............................   (7,063)    (1,301)    (1,999)   (3,311)
  Foreign currency translation
   adjustment........................     (938)      (623)    (5,874)   (3,284)
  Minimum pension liability
   adjustment........................        -          -         83         -
                                      --------   --------   --------   -------
Total other comprehensive income
 (loss)..............................   (8,001)    (1,924)    (7,790)   (6,595)
                                      --------   --------   --------  --------
Comprehensive income................. $  6,481   $ 17,116   $ 18,896  $ 28,117
                                      ========   ========   ========  ========

     Changes in the components of "Accumulated other comprehensive income" for the six months ended June 28, 1998 are as follows:

                            Unrealized Cumulative
                            Gains on   Foreign     Minimum    Accumulated
                            Available- Currency    Pension    Other
                            for-sale   Translation Liability  Comprehensive
                            Securities Adjustment  Adjustment Income
                            ---------- ----------- ---------- -------------
                                            (Thousands)
Balance, December 31, 1997. $  8,007    $  1,385    $   (582)   $  8,810
Change for the period......   (3,311)     (3,284)          -      (6,595)
                            --------    --------    --------    --------
Balance, June 28, 1998..... $  4,696    $ (1,899)   $   (582)   $  2,215
                            ========    ========    ========    ========


Note 4.  Earnings per Common Share

     Earnings per share data for all periods prior to the Merger are calculated based on the 53,833,333 shares of the Company's common stock held by ISP Holdings' stockholders. For periods subsequent to the Merger, "Basic Earnings per Share" will be calculated based on the total weighted average number of shares of the Company's common stock outstanding during the period. "Diluted Earnings per Share" for periods subsequent to the Merger will give effect to all potential dilutive common shares outstanding during the period under the Company's stock option plan.


Note 5.  Inventories

     Inventories comprise the following:

                                       December 31,   June 28,
                                           1997          1998
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $ 84,912      $ 76,642
     Work in process...............       20,088        25,268
     Raw materials and supplies....       18,408        26,788
                                        --------      --------
     Total.........................      123,408       128,698
     Less LIFO reserve.............       (3,498)       (3,808)
                                        --------      --------

     Inventories...................     $119,910      $124,890
                                        ========      ========

Note 6.  Contingencies

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


Tax Claim against GAF

     Certain subsidiaries of the Company were members of the GAF Corporation ("GAF") consolidated Federal income tax group (the "GAF Group") in 1990 and, accordingly, would be severally liable for any tax liability of the GAF Group in respect of such year. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the GAF Group.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GFC be unable to satisfy such liability.

Note 7.  New Accounting Standard

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption of the statement. Adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.


Note 8.  Long-term Debt

     The Company intends to refinance its $200 million 9% Senior Notes due March 1999; accordingly, such notes are classified as long-term debt on the Consolidated Balance Sheet.

          Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1998 Compared With
                        Second Quarter 1997

     The Company recorded second quarter 1998 net income of $19.0 million (35 cents diluted earnings per share) versus $14.5 million (27 cents diluted earnings per share) in the second quarter of 1997. The 31% increase in net income was attributable to higher operating and other income.

      Net sales for the second quarter of 1998 were $219.8 million, an 11% increase compared with $197.8 million for the second quarter of 1997. The increase in sales was primarily attributable to the GhC acquisition (see
Note 2 to Consolidated Financial Statements), which accounted for $20.0 million of the sales increase, and also reflected a $2.1 million (9%) increase in sales of mineral products due to increased sales volumes, partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($3.6 million). Sales of filter products decreased slightly for the quarter. The sales growth in the second quarter resulted from higher sales of specialty chemicals and mineral products in the U.S. and higher sales of specialty chemicals in the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region and Europe (excluding GhC) reflecting the unfavorable effect of the stronger U.S. dollar.

     Operating income for the second quarter of 1998 was $48.1 million compared with last year's $39.0 million. The 23% increase in operating income primarily resulted from the GhC acquisition, which accounted for $6.7 million of the increase, as well as the results from the acquisition of Polaroid Corporation's Freetown, Massachusetts fine chemicals facility ($1.6 million) (see Note 2 to Consolidated Financial Statements). The improved operating income also reflected higher gross margins in specialty chemicals, partially offset by the impact of the stronger U.S. dollar. Operating income for the mineral products business decreased slightly as the higher sales levels were offset by lower gross profit margins.

     Interest expense for the second quarter increased slightly to $19.1 million from $18.9 million in the second quarter of 1997. Other income, net, for the second quarter of 1998 was $9.7 million compared with $7.3 million in the second quarter of 1997, principally reflecting higher investment income, partially offset by foreign exchange losses.


Results of Operations - Six Months 1998 Compared With
                        Six Months 1997

     For the first six months of 1998, the Company recorded net income of $34.7 million (64 cents diluted earnings per share) compared with $26.7 million (50 cents diluted earnings per share), for the first six months of 1997. The 30% increase in net income was attributable to higher operating and other income and, to a lesser extent, lower interest expense.

     Net sales for the first six months of 1998 were $420.5 million versus net sales of $389.0 million for the same period in 1997, with the increase attributable to the GhC acquisition ($20.0 million) and to increased sales of specialty chemicals (excluding GhC sales) (up $8.1 million) and mineral products (up $3.9 million), partially offset by lower filter products sales (down $0.5 million). The higher sales of specialty chemicals (excluding
GhC) resulted from increased sales volumes (up $16.1 million), partially offset by the unfavorable effect of the stronger U.S. dollar ($8.0 million). The 9% increase in mineral products was due to increased sales volumes (up $3.2 million) and, to a lesser extent, favorable pricing. The sales growth resulted from sales increases in the U.S. and the Western Hemisphere, partially offset by lower sales in the Asia-Pacific region and Europe (excluding GhC), reflecting the unfavorable effect of the stronger U.S. dollar.

     Operating income for the first six months of 1998 was $85.9 million, a 14% increase over the $75.4 million recorded in the first six months of 1997. The increase in operating income was primarily attributable to the acquisition of the remaining interest in GhC ($6.7 million) and improved operating results in all business segments. Specialty chemicals operating income (excluding GhC) increased $3.1 million, of which $2.6 million was attributable to the Freetown, Massachusetts fine chemicals acquisition, and also reflected higher gross profit margins, offset by the negative impact of the stronger U.S. dollar. Operating income for the mineral products business increased $0.6 million (6%) due to the higher sales levels.

     Interest expense for the first six months was $37.0 million compared with $37.5 million in the same period in 1997, with the decrease due primarily to lower average borrowings. Other income, net, for the first six months of 1998 was $19.7 million compared with $13.4 million last year, principally reflecting higher investment income, partially offset by foreign exchange losses.


Liquidity and Financial Condition

     During the first six months of 1998, the Company's net cash outflow before financing activities was $62.9 million, including $114.7 million of cash generated from operations, the reinvestment of $118.1 million for capital programs and acquisitions (see below and Note 2 to Consolidated Financial Statements), $56.1 million of cash generated from a sale-leaseback related to an acquisition, and the use of $115.5 million of cash for net purchases of available-for-sale and held-to-maturity securities.

     Cash from operations reflected a $30.6 million cash inflow from net sales of trading securities and also included $6.1 million of dividends received from the GhC joint venture prior to the Company's acquisition of the remaining interest in GhC. Working capital increased by $3.5 million, primarily reflecting a $28.1 million increase in receivables due to $33.9 million higher sales in June 1998 versus December 1997 and an increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, partially offset by a $0.8 million decrease in inventories and a $26.4 million increase in payables.

     Net cash provided by financing activities in the six months of 1998 totaled $93.4 million, mainly reflecting a $51.6 million increase in short-term borrowings, a $38.0 million increase in borrowings under the Company's bank revolving credit facility and $4.0 million proceeds from the sale of the Company's accounts receivable.

     As a result of the foregoing factors, cash and cash equivalents increased by $30.6 million during the first six months of 1998 to $51.1 million (excluding $314.9 million of trading and available-for-sale securities and other short-term investments).

     As of June 28, 1998, the Company's scheduled repayments of long-term debt for the twelve months ending June 30, 1999 aggregated $38.6 million, excluding $200 million relating to the Company's 9% Senior Notes due March 1999. The Company intends to refinance the 9% Senior Notes; accordingly, such notes are classified as long-term debt on the Consolidated Balance Sheet.

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement of the facility's equipment with a third party. The lease has been accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

     Effective April 1, 1998, the Company acquired the remaining 50% interest in the GhC joint venture. As part of the transaction, the Company also acquired Huls' production facility that supplies GhC with its primary raw material, acetylene. See Note 2 to Consolidated Financial Statements.

     On July 15, 1998, Old ISP merged with and into the Company.
See Note 1 to Consolidated Financial Statements.

     On July 22, 1998, the Company filed a shelf Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission for $1 billion of debt and equity securities. In addition to debt refinancing, the net proceeds of any offering, if consummated, are expected to be used for general corporate purposes.

     The Company is in the process of implementing a new global information system for capturing, processing and analyzing data relating to manufacturing, customer service, sales order entry, inventory control and financial systems. In conjunction with this initiative, the Company is addressing its "Year 2000" compliance issues and does not believe that the costs associated with, or the impact of, these issues will have a material adverse effect on the operations, liquidity or capital resources of the Company. At this time, the Company is in the process of reviewing the Year 2000 compliance issues of its major suppliers and customers.

     See Note 6 to Consolidated Financial Statements for information regarding contingencies.

Forward-looking Statements

     This Form 10-Q may contain certain "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by use of statements that include phrases such as the Company or its management "believes," "expects," "anticipates," "intends," "plans," "foresees" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Stockholders, investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included herein are made only as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) Old ISP filed a Report on Form 8-K, dated March 30, 1998, reporting events under Items 5 and 7 thereof.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the Registrants listed below has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTERNATIONAL SPECIALTY PRODUCTS INC.
                                        ISP CHEMICALS INC.
                                        ISP TECHNOLOGIES INC.
                                        ISP (PUERTO RICO) INC.
                                        ISP ENVIRONMENTAL SERVICES INC.
                                        ISP FILTERS INC.
                                        ISP GLOBAL TECHNOLOGIES INC.
                                        ISP INTERNATIONAL CORP.
                                        ISP INVESTMENTS INC.
                                        ISP MANAGEMENT COMPANY, INC.
                                        ISP MINERAL PRODUCTS INC.
                                        ISP MINERALS INC.
                                        ISP REAL ESTATE COMPANY, INC.
                                        ISP REALTY CORPORATION
                                        VERONA INC.
                                        BLUEHALL INCORPORATED
                                        ISP OPCO HOLDINGS INC.


DATE:  August 11, 1998          BY:  /s/Randall R. Lay
       ---------------               -----------------

                                    Randall R. Lay
                                    Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)