Form 10-Q
period 1998-09-27
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/; ISP CHEMICALS INC; ISP TECHNOLOGIES INC; ISP PUERTO RICO INC; ISP ENVIRONMENTAL SERVICES INC; ISP FILTERS INC; ISP GLOBAL TECHNOLOGIES INC; ISP INTERNATIONAL CORP; ISP INVESTMENTS INC; ISP MANAGEMENT COMPANY INC
filed 1998-11-10
CIK 1026738, 882742, 882743, 883521, 883522, 883523, 883524, 883533, 883534, 883536

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 27, 1998

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

 Rt. 95 Industrial Area, P. O. Box 37
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

YES  /X/          NO  / /


As of November 6, 1998, 68,769,317 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

As of November 6, 1998, ISP Chemicals Inc. and ISP Technologies Inc. each had 10 shares of common stock outstanding. No shares are held by non-affiliates.

As of November 6, 1998, each of the additional registrants had the number of shares outstanding which is shown on the table below. No shares are held by non-affiliates.

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

ISP REAL ESTATE COMPANY, INC.     Delaware             2        33-44862-12/     1361 Alps Road
                                                                22-2886551       Wayne, NJ 07470
                                                                                 (973) 628-3000

ISP REALTY CORPORATION            Delaware           1000       33-44862-13/     1361 Alps Road
                                                                13-2720081       Wayne, NJ 07470
                                                                                 (973) 628-3000

VERONA INC.                       Delaware            100       33-44862-16/     NCNB Plaza, Suite 300
                                                                22-3036319       7 North Laurens Street
                                                                                 Greenville, SC 29601
                                                                                 (803) 271-9194

BLUEHALL INCORPORATED             Delaware             1        33-44862-15/     818 Washington Street
                                                                13-3335905       Wilmington, DE 19801
                                                                                 (302) 651-0165

ISP OPCO HOLDINGS INC.            Delaware           100        333-17827-01/    818 Washington Street
                                                                51-0382622       Wilmington, DE 19801
                                                                                 (302) 429-8641


                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Thousands, except per share amounts)


                                      Third Quarter Ended   Nine Months Ended
                                      --------------------  ------------------
                                       Sept. 28, Sept. 27,  Sept. 28, Sept. 27,
                                         1997      1998       1997      1998
                                       --------  --------   --------  --------
Net sales............................. $183,600  $206,933   $572,606  $627,411
                                       --------  --------   --------  --------


Costs and expenses:
  Cost of products sold...............  105,861   119,612    336,380   364,530
  Selling, general and administrative.   39,782    43,896    116,274   126,908
  Goodwill amortization...............    3,345     4,062      9,980    10,737
  Merger related and consolidation
    expenses (Note 2) ................        -    13,543          -    13,543
                                       --------  --------   --------  --------
    Total costs and expenses..........  148,988   181,113    462,634   515,718
                                       --------  --------   --------  --------


Operating income......................   34,612    25,820    109,972   111,693
Interest expense......................  (17,975)  (18,884)   (55,505)  (55,877)
Equity in earnings of joint venture...    1,517         -      4,263     1,455
Other income, net.....................   10,414    11,360     23,803    31,061
                                       --------  --------   --------  --------

Income before income taxes............   28,568    18,296     82,533    88,332
Income taxes..........................  (10,548)   (6,904)   (30,128)  (33,036)
Minority interest in income of
  subsidiary..........................   (3,594)   (1,087)   (11,293)  (10,279)
                                       --------  --------   --------  --------

Net income............................ $ 14,426  $ 10,305   $ 41,112  $ 45,017
                                       ========  ========   ========  ========


Earnings per common share:

  Basic............................... $    .27  $    .15   $    .76  $    .77
                                       ========  ========   ========  ========
  Diluted............................. $    .27  $    .15   $    .76  $    .77
                                       ========  ========   ========  ========

Weighted average number of common and
  common equivalent shares outstanding:

  Basic...............................   53,833    66,757     53,833    58,189
                                       ========  ========   ========  ========
  Diluted.............................   53,833    67,473     53,833    58,430
                                       ========  ========   ========  ========

                 See Notes to Consolidated Financial Statements

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 Sept. 27,
                                                  December 31,     1998
                                                      1997     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.....................  $   20,495   $   37,948
  Investments in trading securities.............      67,943       69,362
  Investments in available-for-sale securities..     140,812      193,405
  Investments in held-to-maturity securities....         311       11,917
  Other short-term investments..................      26,682       37,143
  Accounts receivable, trade, net...............      67,077      115,584
  Accounts receivable, other....................      25,288       39,758
  Receivable from related parties, net..........       4,124        2,292
  Inventories...................................     119,910      137,437
  Other current assets..........................      16,773       16,989
                                                  ----------   ----------
Total Current Assets............................     489,415      661,835
Property, plant and equipment, net..............     518,922      599,310
Goodwill, net...................................     409,886      536,972
Other assets....................................      67,457       35,667
                                                  ----------   ----------
Total Assets....................................  $1,485,680   $1,833,784
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................  $   39,076   $   37,141
  Current maturities of long-term debt..........         684       38,772
  Accounts payable..............................      46,283       76,833
  Accrued liabilities...........................      74,092      103,117
  Income taxes..................................       7,200       20,224
                                                  ----------   ----------
    Total Current Liabilities...................     167,335      276,087
                                                  ----------   ----------
Long-term debt less current maturities..........     798,762      859,068
                                                  ----------   ----------
Deferred income taxes...........................      67,918       77,597
                                                  ----------   ----------
Other liabilities...............................      63,493       61,755
                                                  ----------   ----------
Minority interest in subsidiary.................     126,331            -
                                                  ----------   ----------

Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued............................           -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  53,833,333
    and 69,546,456 shares issued ...............         538          695
  Additional paid-in capital....................     212,413      489,275
  Treasury stock, at cost - 70,874 shares ......           -         (917)
  Retained earnings.............................      40,080       85,097
  Accumulated other comprehensive income (loss).       8,810      (14,873)
                                                  ----------   ----------
    Total Stockholders' Equity..................     261,841      559,277
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity......  $1,485,680   $1,833,784
                                                  ==========   ==========

                 See Notes to Consolidated Financial Statements

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            Nine Months Ended
                                                           --------------------
                                                           Sept. 28,  Sept. 27,
                                                              1997       1998
                                                           ---------  --------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........   $ 17,938  $ 20,495
                                                            --------  --------
Cash provided by operating activities:
  Net income.............................................     41,112    45,017
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation.......................................     30,936    34,790
      Goodwill amortization..............................      9,980    10,737
      Deferred income taxes..............................     23,521    11,272
  Increase in working capital items......................     (6,713)     (217)
  Purchases of trading securities........................   (132,330) (184,465)
  Proceeds from sales of trading securities..............     96,278   194,312
  (Increase) decrease in net receivable from related
    parties..............................................     (2,687)    1,832
  Change in cumulative translation adjustment............     (7,343)    4,070
  Change in minority interest in subsidiary..............     10,113     9,730
  Other, net.............................................      5,530    10,287
                                                            --------  --------

    Net cash provided by operating activities............     68,397   137,365
                                                            --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................    (45,834) (141,456)
  Proceeds from sale-leaseback transaction...............          -    56,050
  Proceeds from sale of assets...........................          -     2,400
  Purchases of available-for-sale securities.............   (213,708) (474,195)
  Purchases of held-to-maturity securities...............     (1,623)  (11,917)
  Purchases of other short-term investments..............          -   (10,000)
  Proceeds from sales of available-for-sale securities...    239,317   359,101
  Proceeds from held-to-maturity securities..............      3,075       311
                                                            --------  --------
   Net cash used in investing activities.................    (18,773) (219,706)
                                                            --------  --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............          -     4,000
  Decrease in short-term debt............................     (5,686)   (1,935)
  Increase (decrease) in borrowings under revolving
    credit facility......................................    (21,425)   98,500
  Repayments of long-term debt...........................       (429)     (496)
  Repurchases of common stock............................    (10,240)   (1,037)
  Other, net.............................................          1       762
                                                            --------  --------
Net cash provided by (used in) financing activities......    (37,779)   99,794
                                                             --------  --------
Net change in cash and cash equivalents..................     11,845    17,453
                                                            --------  --------
Cash and cash equivalents, end of period.................   $ 29,783  $ 37,948
                                                            ========  ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- (Continued)


                                                     Nine Months Ended
                                                    --------------------
                                                    Sept. 28,  Sept. 27,
                                                       1997       1998
                                                    ---------  ---------
                                                         (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)........... $ 54,276   $ 59,630
    Income taxes...................................    3,261      9,461

Acquisition of remaining 50% interest in
  GAF-Huls Chemie GmbH joint venture, net of
  $23,732 cash acquired*:
  Fair market value of assets acquired.............            $ 48,003
  Purchase price of acquisition....................              23,381
                                                               --------
  Liabilities assumed..............................            $ 24,622
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


























                 See Notes to Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company"), formerly ISP Holdings Inc. ("ISP Holdings"), reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 27, 1998, and the results of operations and cash flows for the periods ended September 28, 1997 and September 27, 1998. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in ISP Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K").


Note 1.  Merger of International Specialty Products Inc. into ISP Holdings
         Inc.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings. In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of the Company, and the outstanding shares of ISP Holdings' common stock were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of the Company.


Note 2.  Merger Related and Consolidation Expenses

     In the third quarter of 1998, the Company incurred $13.5 million of charges against operating income related to the Merger and the consolidation of offices in the Company's European operations. The Merger related expenses consisted of a $7.9 million charge in connection with the termination of ISP Holdings' stock appreciation rights and preferred stock option programs and a $2.6 million charge related to purchase accounting adjustments.


Note 3.  Acquisitions

Effective April 1, 1998, the Company acquired the remaining 50% interest in its joint venture with Huls AG, GAF-Huls Chemie GmbH ("GhC"). GhC consists of a manufacturing facility that produces primarily butanediol and tetrahydrofuran. As part of the transaction, the Company also acquired Huls' production facility that supplies GhC with its primary raw material, acetylene. The results of GhC are included in the Company's financial statements on a consolidated basis from the date of acquisition, including sales of $38.8 million for the second and third quarters of 1998.

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


Note 4.  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. In the Company's case, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, foreign currency translation adjustments, and pension liability adjustments.

                                       Third Quarter Ended  Nine Months Ended
                                      --------------------- -------------------
                                      Sept. 28,  Sept. 27,  Sept. 28, Sept. 27,
                                        1997       1998       1997      1998
                                      --------   --------   --------  --------
                                                     (Thousands)
Net income........................... $ 14,426   $ 10,305   $ 41,112  $ 45,017
                                      --------   --------   --------  --------
Other comprehensive income, net of
  tax:
  Unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of
    $866, $10,564, $(1,943), and
    $5,392...........................   (1,499)   (24,938)     3,489   (13,834)
  Less:  reclassification adjustment
   for gains (losses) included in net
   income, net of income tax
   (provision) benefit of $1,118,
   $(260), $(2,145), and $(6,600)....   (2,003)      (692)     4,984    13,723
                                      --------   --------   --------   -------
  Total..............................      504    (24,246)    (1,495)  (27,557)
  Foreign currency translation
   adjustment........................     (852)     7,354     (6,726)   (4,070)
  Minimum pension liability
   adjustment........................        -          -         83         -
  Effect of the Merger on components
    of accumulated other
    comprehensive income (loss)......        -       (196)         -      (196)
                                      --------   --------   --------   -------
Total other comprehensive income
 (loss)..............................     (348)   (17,088)    (8,138)  (23,683)
                                      --------   --------   --------  --------
Comprehensive income (loss).......... $ 14,078   $ (6,783)  $ 32,974  $ 21,334
                                      ========   ========   ========  ========
                                               6

     Changes  in the  components  of  "Accumulated  other  comprehensive  income
(loss)" for the nine months ended September 27, 1998 are as follows:

                            Unrealized
                            Gains       Cumulative
                            (Losses)on  Foreign     Minimum    Accumulated
                            Available-  Currency    Pension    Other
                            for-sale    Translation Liability  Comprehensive
                            Securities  Adjustment  Adjustment Income (Loss)
                            ----------  ----------- ---------- -------------
                                             (Thousands)
Balance, December 31, 1997.. $  8,007    $  1,385    $   (582)   $  8,810
Change for the period.......  (27,273)      3,701        (111)    (23,683)
                             --------    --------    --------    --------
Balance, September 27, 1998. $(19,266)   $  5,086    $   (693)   $(14,873)
                             ========    ========    ========    ========


Note 5.  Earnings per Common Share

     Earnings per share data for all periods prior to the Merger are calculated based on the 53,833,333 shares of the Company's common stock held by ISP Holdings' stockholders. For periods subsequent to the Merger, "Basic Earnings per Share" are calculated based on the total weighted average number of shares of the Company's common stock outstanding during the period. "Diluted Earnings per Share" for periods subsequent to the Merger give effect to all potential dilutive common shares outstanding during the period under the Company's stock option plan.


Note 6.  Inventories

     Inventories comprise the following:

                                       December 31,   Sept. 27,
                                          1997          1998
                                       ------------   ---------
                                              (Thousands)
     Finished goods................     $ 84,912      $ 85,658
     Work in process...............       20,088        27,553
     Raw materials and supplies....       18,408        26,569
                                        --------      --------
     Total.........................      123,408       139,780
     Less LIFO reserve.............       (3,498)       (2,343)
                                        --------      --------

     Inventories...................     $119,910      $137,437
                                        ========      ========

Note 7.  Long-term Debt

     The Company intends to refinance its $200 million 9% Senior Notes due March
1999;  accordingly,   such  notes  are  classified  as  long-term  debt  on  the
Consolidated Balance Sheet.


Note 8.  New Accounting Standard

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


Note 9.  Contingencies

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     In the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, results of operations or financial position of the Company. However, adverse decisions or events, particularly as to the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "Service") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), holds an interest. The claim of the Service for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GFC incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that GAF recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that GFC will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several subsidiaries of GAF, should GFC be unable to satisfy such liability.

            Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter 1998 Compared With
                        Third Quarter 1997

     The Company recorded third quarter 1998 net income of $10.3 million
(15 cents diluted earnings per share) versus $14.4 million (27 cents diluted earnings per share) in the third quarter of 1997. The results for the third quarter of 1998 reflect $13.5 million of pre-tax charges related to the Merger and the consolidation of offices in the Company's European operations (see Note 2 to Consolidated Financial Statements). Excluding the effect of these charges, the Company's results reflected higher operating and other income, partially offset by increased interest expense.

      Net sales for the third quarter of 1998 were $206.9 million, a 13% increase compared with $183.6 million for the third quarter of 1997. The increase in sales was attributable to increased sales volumes, principally due to the acquisitions of GhC and the Freetown, Massachusetts fine chemicals facility (see Note 3 to Consolidated Financial Statements), and, to a lesser extent, also reflected a $2.5 million (11%) increase in sales of mineral products due to increased sales volumes, partially offset by the unfavorable effect of the stronger U.S. dollar relative to other currencies in certain areas of the world ($1.9 million). The sales growth in the third quarter resulted from higher sales of fine chemicals and mineral products in the United States, partially offset by lower sales in the Asia-Pacific region.

     Operating income for the third quarter of 1998 was $25.8 million compared with last year's $34.6 million. Excluding $13.5 million of charges related to the Merger and consolidation, operating income for the third quarter of 1998 increased $4.8 million (14%), resulting principally from the acquisitions of GhC and the Freetown, Massachusetts fine chemicals facility, partially offset by the impact of the stronger U.S. dollar and lower gross margins for specialty chemicals. Operating income for the mineral products business increased $1.4 million (28%) as a result of the higher sales levels and higher gross profit margins.

     Interest expense for the third quarter increased to $18.9 million from $18.0 million in the third quarter of 1997, primarily due to higher average borrowings. Other income, net, for the third quarter of 1998 was $11.4 million compared with $10.4 million in the third quarter of 1997, principally reflecting higher investment income.

Results of Operations -- Nine Months 1998 Compared With
                         Nine Months 1997

     For the first nine months of 1998, the Company recorded net income of $45.0 million (77 cents diluted earnings per share) compared with $41.1 million (76 cents diluted earnings per share), for the first nine months of 1997. The results for the first nine months of 1998 reflect $13.5 million of pre-tax charges related to the Merger and the consolidation of offices in the Company's European operations (see Note 2 to Consolidated Financial Statements). Excluding the effect of these charges, the Company's results reflected higher operating and other income, partially offset by slightly higher interest expense and lower equity income due to the GhC acquisition.

     Net sales for the first nine months of 1998 were $627.4 million compared with net sales of $572.6 million for the same period in 1997, with the increase attributable to increased sales volumes, principally due to the acquisitions of GhC and the Freetown, Massachusettes fine chemicals facility, and, to a lesser extent, higher sales of mineral products (up $6.3 million), partially offset by the unfavorable effect of the stronger U.S. dollar ($11.5 million). The 10% increase in mineral products was due to increased sales volumes (up $5.7 million) and, to a lesser extent, favorable pricing. The sales growth resulted from higher sales of fine chemicals and mineral products in the United States, partially offset by lower sales in the Asia-Pacific region.

     Operating income for the first nine months of 1998 was $111.7 million compared with $110.0 million in the first nine months of 1997. Excluding the $13.5 million of charges related to the Merger and consolidation, operating income for the first nine months increased $15.2 million (14%) to $125.2 million, with the increase primarily attributable to the acquisitions of GhC and the Freetown, Massachusetts fine chemicals facility, partially offset by the adverse effect of the stronger U.S. dollar in certain regions of the world. Operating income for the mineral products business increased $2.0 million (14%) due to the higher sales levels and improved gross profit margins.

     Interest expense for the first nine months of 1998 was $55.9 million compared with $55.5 million in the same period in 1997, with the increase due primarily to higher average borrowings. Other income, net, for the first nine months of 1998 was $31.1 million compared with $23.8 million last year, principally reflecting higher investment income, partially offset by foreign exchange losses.


Liquidity and Financial Condition

     During the first nine months of 1998, the Company's net cash outflow before financing activities was $82.3 million, including $137.4 million of cash generated from operations, the reinvestment of $141.5 million for capital programs and acquisitions (see below and Note 3 to Consolidated Financial Statements), $56.1 million of cash generated from a sale-leaseback related to an acquisition, and the use of $136.7 million of cash for net purchases of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash from operations reflected a $9.8 million cash inflow from net sales of trading securities and also included $6.1 million of dividends received from the GhC joint venture prior to the Company's acquisition of the remaining interest in GhC. Working capital increased by $0.2 million, primarily reflecting a $48.8 million increase in receivables due to $27.9 million higher sales in September 1998 versus December 1997 and an increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, and a $9.4 million increase in inventories, offset by a $58.1 million increase in payables and accrued liabilities.

     Net cash provided by financing activities in the first nine months of 1998 totaled $99.8 million, mainly reflecting a $98.5 million increase in borrowings under the Company's bank revolving credit facility and $4.0 million proceeds from the sale of the Company's accounts receivable, partially offset by a $1.9 million reduction in short-term borrowings and $1.0 million of repurchases of common stock pursuant to the Company's repurchase program. The Company announced in September 1998 that its Board of Directors had approved the repurchase of an additional one million shares of its common stock. This amount is in addition to a share repurchase program of one million shares, announced in October 1996, which is expected to be completed shortly. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan.

     As a result of the foregoing factors, cash and cash equivalents increased by $17.5 million during the first nine months of 1998 to $37.9 million (excluding $311.8 million of trading, available-for-sale and held-to-maturity securities and other short-term investments).

     As of September 27, 1998, the Company's scheduled repayments of long-term debt for the twelve months ending September 30, 1999 aggregated $38.8 million, excluding $200 million relating to the Company's 9% Senior Notes due March 1999. The Company intends to refinance the 9% Senior Notes; accordingly, such notes are classified as long-term debt on the Consolidated Balance Sheet.

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

     Effective April 1, 1998, the Company acquired the remaining 50% interest in the GhC joint venture. As part of the transaction, the Company also acquired Huls' production facility that supplies GhC with its primary raw material, acetylene. See Note 3 to Consolidated Financial Statements.

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

     See Note 9 to Consolidated Financial Statements for information regarding contingencies.


Year 2000 Compliance

     The Company has implemented a formal Year 2000 program (the "Year 2000 Program") to (i) address its Year 2000 issues (i.e., the inability of some information technology ("IT") and "non-IT" equipment, including devices with embedded technology, to accurately read and process certain dates, including all dates in the Year 2000 and afterwards) (the "Year 2000 Issues"); (ii) investigate Year 2000 Issues of third parties significant to the Company's business; and (iii) establish contingency plans where appropriate.

     The Company is in the final stages of installing a new Enterprise Resource Planning System ("ERP System") and has replaced or remediated most of its personal computers and other IT equipment that may have Year 2000 Issues. Although the ERP System was implemented for purposes other than remediating Year 2000 Issues, management believes that the ERP System is Year 2000 compliant. With respect to its non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company expects to complete its Year 2000 Program for IT and non-IT equipment by mid-1999.

     The Company is also requesting information on the Year 2000 Issues of third parties significant to the Company's business. The Company is evaluating the responses from many of these entities and is requesting more information as appropriate. Based on the information gathered from its Year 2000 Program, the Company is developing contingency plans to minimize the impact of Year 2000 Issues on its business. The Company expects to substantially complete these activities by mid-1999.

     The Company does not believe that the costs of its Year 2000 Program will be material to its financial position or results of operations. While the Company believes that it addressed most of its IT Year 2000 Issues by installing the ERP System and replacing or remediating personal computers, neither the timing nor extent of these activities were directly related to the Company's Year 2000 Program. The Company also has incurred outside costs of approximately $100,000 in connection with evaluating Year 2000 compliance of its non-IT systems. The Company expects that the source of any funds that may be necessary to pay the costs of addressing its Year 2000 Issues will be provided from cash balances or cash generated from operations. The Company intends to charge such costs against earnings or a depreciating capital account, as the case may be, as the costs are incurred.

     Management believes that it has taken reasonable steps in developing its Year 2000 Program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 Issues or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the Year 2000 commences. If the Company's key suppliers, service providers, customers and other third parties fail to address their Year 2000 Issues, and there are no alternates available to the Company, then the Company's usual channels of supply and distribution could be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial position.


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

                                     PART II


                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of Old ISP held on July 15, 1998, the Merger was approved, with 92,512,253 votes in favor, 102,512 votes against and 8,087 abstentions; the proposed amendment to the 1991 Incentive Plan for Key Employees and Directors was approved, with 84,277,312 votes in favor, 8,328,976 votes against and 16,564 abstentions; and each nominated director was reelected, with at least 91,934,256 votes in favor of, and not more than 2,619,763 votes withheld from, each nominee.



Item 5.  Other Information

     The Securities and Exchange Commission has recently amended Rules 14a-4 and 14a-5 promulgated under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in respect of the Company's exercise of discretionary voting authority in connection with annual stockholder meetings, and in particular with respect to matters not submitted in accordance with the stockholder proposal rule set forth in Rule 14a-8 under the 1934 Act. Under the amended Rules, with respect to a stockholder proposal submitted outside of the processes of Rule 14a-8 for which notice is not received by the Company at its principal executive offices prior to February 26, 1999, the proxy to be solicited on behalf of the Company's Board of Directors for the 1999 Annual Meeting may confer discretionary authority to vote on any such proposal properly coming before the 1999 Annual Meeting.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

     (b) The Company filed a Report on Form 8-K, dated August 5, 1998, reporting events under Items 5 and 7 thereof.

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
                                         BLUEHALL INCORPORATED
                                         ISP OPCO HOLDINGS INC.


DATE:  November 10, 1998          BY:  /s/Randall R. Lay
       -----------------              -----------------

                                       Randall R. Lay
                                       Vice President and
                                         Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)