Form 10-K405
period 1998-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 1999-03-31
CIK 1026738

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM             TO
                            ------------------------

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

                                 (302) 428-0847

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
                  -------------------                                         ----------------
         Common Stock, par value $.01 per share                           New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 19, 1999, 68,686,406 shares of common stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was $122,533,408. The aggregate market value was computed by reference to the closing price on the New York Stock Exchange of common stock of the registrant on such date ($8.00). For purposes of the computation, voting stock held by executive officers and directors of the registrant has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such executive officers and directors are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 1999 Annual Meeting of Stockholders of International Specialty Products Inc. to be filed within 120 days after the registrant's fiscal year-end (the "Proxy Statement") is incorporated by reference in Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Specialty Products Inc. (formerly ISP Holdings Inc.) ("ISP") is a leading multinational manufacturer of specialty chemicals, mineral products and filter products.

     We operate our business exclusively through our direct and indirect subsidiaries, including ISP Opco Holdings Inc., ISP Chemicals Inc., ISP Technologies Inc., ISP Van Dyk Inc., ISP Fine Chemicals Inc. and ISP Freetown Fine Chemicals Inc. We were incorporated in Delaware in 1996.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged with and into our company (then known as ISP Holdings Inc. ("ISP Holdings")). In connection with the merger, each share of common stock of Old ISP (other than those held by ISP Holdings) was automatically converted into one share of common stock of the surviving corporation, substantially all of the assets and liabilities of Old ISP were transferred to our subsidiary, ISP Opco Holdings Inc., and we changed our name to International Specialty Products Inc. Approximately 76% of our outstanding common stock is owned beneficially (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) by Samuel J. Heyman, our Chairman of the Board of Directors and Chief Executive Officer.

     Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation. On January 1, 1997, GAF effected a series of transactions involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of this distribution, we are no longer a subsidiary of GAF, and the assets and liabilities of other wholly-owned subsidiaries of GAF, including G-I Holdings Inc., Building Materials Corporation of America, U.S. Intec, Inc. and GAF Fiberglass Corporation, are no longer included in our assets and liabilities.

     The address and telephone number of our principal executive offices are 818 Washington Street, Wilmington, Delaware 19801, (302) 428-0847.

     Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 13 and 14 to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

SPECIALTY CHEMICALS

     Products and Markets. We manufacture a broad spectrum of specialty chemicals having numerous applications in consumer and industrial products. We use proprietary technology to convert various raw materials, through a chain of one or more processing steps, into increasingly complex and higher value-added specialty chemicals specifically developed to meet customer requirements.

     Our specialty chemicals business is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals in the following three business segments:

          o Personal Care--whose products are sold to the skin care and hair care markets;

          o Pharmaceutical, Agricultural and Beverage--whose products are sold to these three government-regulated industries; and

          o Performance Chemicals, Fine Chemicals and Industrial--whose products are sold to numerous consumer and industrial markets.

     For the year ended December 31, 1998, sales of specialty chemicals represented approximately 84% of our revenues. Most of our specialty chemical products fall within the following categories:

          o vinyl ether monomers--includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by our Performance Chemicals group of our Performance Chemicals, Fine Chemicals and Industrial business segment.

          o vinyl ether copolymers--includes our GANTREZ(Registered) line of products. These products serve as a bioadhesive resin in such consumer products as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by the Personal Care and Pharmaceutical, Agricultural and Beverage business segments.

          o polyvinyl pyrrolidone (PVP) polymers and copolymers--represents our largest product group. These polymers and copolymers are marketed by all of our business segments. Our PLASDONE(Registered), POLYCLAR(Registered) and GAFQUAT(Registered) product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.

          o intermediates--includes butanediol, butenediol, butynediol and propargyl alcohol for use in numerous industrial applications. Intermediates are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture spandex fibers and polybutylene terephthalate (PBT) plastics for use in automobiles.

          o solvents--includes our M-PYROL(Registered) brand of N-methyl pyrrolidone (NMP), for use in metal degreasing and paint stripping, BLO(Registered) brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used in the manufacture and installation of PVC pipe. Solvents are also marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment.

     The balance of our specialty chemical products include fine chemicals, sunscreens, preservatives, emollients and advanced materials. These products are marketed by all of our business segments.

     Personal Care. Our Personal Care business segment markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products.

     Our skin care ingredients include:

          o ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;

          o emollients, which provide skin softness;

          o moisturizers, which enhance the skin's water balance;

          o waterproofing agents, which enhance the performance of eye-liners and sunscreens in wet environments; and

          o preservatives, which extend the shelf life of aqueous-based cosmetic formulations by preventing the growth of harmful bacteria.

     Our ESCALOL(Registered) sunscreen actives serve as the primary active ingredient in many of the most popular sunscreens today and increasingly find applications in many other products such as lipsticks and facial creams. Our CERAPHYL(Registered) line of emollients and moisturizers provides a variety of popular bath products with their softening and moisturizing characteristics. We produce a growing number of specialty preservatives, including GERMALL(Registered) PLUS, a patented product that offers broad-spectrum anti-microbial activity, and SUTTOCIDE(Registered) A, a preservative gentle enough for infant care products.

     Our hair care ingredients, marketed under the GANTREZ(Registered), GAFQUAT(Registered) and PVP/VA family of products, include a number of specially formulated fixative resins which provide hairsprays, mousses and gels with their holding power, as well as thickeners and stabilizers for shampoos and conditioners. Utilizing our combined expertise in hair care and sunscreen applications, we recently developed the world's first high performance hair protectant, ESCALOL(Registered) HP-610, to prevent sun damage to hair.

     Pharmaceutical, Agricultural and Beverage. Our specialty chemicals for the Pharmaceutical, Agricultural and Beverage markets provide a number of end-use products with their unique properties, while enabling these products to meet increasingly strict regulatory requirements.

     In the pharmaceutical market, our specialty chemicals serve as key ingredients in the following types of products:

          o prescription and over-the-counter tablets;

          o injectable prescription drugs and serums;

          o cough syrups;

          o antiseptics;

          o toothpastes; and

          o denture adhesives.

     Our PLASDONE(Registered) and POLYPLASDONE(Registered) polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated tablets, and our GANTREZ(Registered) bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes.

     We believe that we are a leading producer of inert ingredients for the agricultural industry, where our solvents and polymers are used for the formulation of safer and more effective crop treatment products. For example, our AGRIMER(Registered) line of specialty polymers are EPA-approved inert ingredients which are used in seed-coating, crop dusting products and as binders and disintegrants for a variety of pesticide tablets, pellets and granules.

     Our specialty polymers, marketed under the POLYCLAR(Registered) trade name, serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

     Performance Chemicals, Fine Chemicals and Industrial. Our Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers and advanced materials for industrial applications. Our acetylene-based chemistry produces a number of performance polymers for use in a wide range of industrial markets including:

          o coatings;

          o adhesives;

          o imaging;

          o detergents;

          o electronics; and

          o metalworking.

     Our advanced materials consist of high-purity carbonyl iron powders, sold under the MICROPOWDER(Registered) name, for use in the aerospace, defense, electronics and powder metallurgy industries.

     Our Fine Chemicals business focuses on the production of a variety of highly specialized products sold to the pharmaceutical, biotechnology, agricultural and imaging markets. We also offer custom manufacturing services for these industries.

     We manufacture a broad range of fine chemicals under U.S. FDA current good manufacturing practices (cGMP) at our Columbus, Ohio facility. These fine chemicals include:

          o bulk pharmaceuticals, such as flunixin meglumine, a veterinary drug, and mitotane, a cancer treatment drug;

          o pharmaceutical intermediates, manufactured under contract for well-known pharmaceutical companies whose end products treat heart and kidney diseases, viral infections, and lower cholesterol; and

          o pheromones, for use in insect population measurement and control.

     We expanded our presence in the fine chemicals market in February 1998 with the acquisition of a manufacturing facility in Freetown, Massachusetts from Polaroid Corporation. We currently plan to expand the production capability at this facility to include the manufacture of certain specialty chemical product lines for our Personal Care business segment and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. As part of the acquisition, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business.

     In our Industrial business, we market several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone
(NMP), for use in a variety of industries, including:

          o high performance plastics;

          o lubricating oil and chemical processing;

          o electronics cleaning; and

          o coatings.

     In addition, we offer a family of environmentally friendly products that can replace chlorinated and other volatile solvents for a variety of industrial uses, including cleaning, stripping and degreasing.

     Effective April 1, 1998, we acquired the remaining 50% interest in GAF-Huls Chemie GmbH ("GhC"), our joint venture with a subsidiary of Huls AG, that is based in Marl, Germany. As part of the transaction, we also acquired from Huls the fully-dedicated, modern production facility that provides GhC with its primary raw material, acetylene. We believe that the production costs for butanediol and THF at GhC are among the most competitive in the industry. We believe that this acquisition will contribute significantly toward our goal of continued future access to a low-cost supply of butanediol.

     Based on a review of our entire butanediol manufacturing network, which includes the Texas City, Texas; Calvert City, Kentucky; and Marl, Germany plants, we announced in January 1999 that we intend to shut down the production unit for butanediol at our Calvert City plant.

     Marketing and Sales. We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize themselves with our customers' products, manufacturing processes and markets. We conduct our domestic marketing and sales efforts from our facility in Wayne, New Jersey and regional offices strategically located throughout the United States.

     International Operations. We conduct our international operations through 39 subsidiaries and 42 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

     International sales of our specialty chemicals in 1998 were approximately 46% of our total sales for the year. Approximately 38% of our specialty chemicals sales in 1998 were in Europe and Japan. Sales in these regions are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     We own and operate GhC, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. Both production facilities are located at Huls' Chemiepark site in Marl, Germany, and each relies upon Huls to provide certain services, including utilities, rail transport and waste handling. GhC is the most modern butanediol production facility in our butanediol manufacturing network. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, was built in 1992 to replace an older facility and utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling GhC's requirements and has no third-party sales.

     Raw Materials. Because of the multi-step processes required to manufacture our specialty chemicals, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. We estimate that approximately one-third of our manufacturing costs are for raw materials (including energy and packaging). As a result, we believe that fluctuations in the price of raw materials have less of an impact on our specialty chemicals business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

     The principal raw materials used in the manufacture of our specialty chemicals are acetylene, methanol and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from two unaffiliated suppliers pursuant to supply contracts. At our Texas City and Seadrift, Texas plants, acetylene is supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from the manufacture of ethylene. At our Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide.

     Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks (primarily butane) are critical raw materials for the production of acetylene at our operations in Marl, Germany, where methanol is also a principal raw material. Electricity, butane and methanol for Marl, Germany are supplied to us by Huls pursuant to a long-term supply agreement.

     We believe that the diversity of our acetylene supply sources and our use of a number of acetylene production technologies (ethylene by-product, calcium carbide and electric arc technology) provide us with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, or, in the case of GhC, electricity and hydrocarbon feedstocks, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements. To date, we have not experienced an interruption of our acetylene supply that has had a material adverse effect on our sales of specialty chemicals.

     Availability of other raw materials, including methanol and methylamine, remained adequate during 1998. We believe that, in the event of a supply interruption, we could obtain adequate supplies of such raw materials from alternate sources.

     We use natural gas and raw materials derived from petroleum in many of our manufacturing processes and, consequently, the price and availability of natural gas and petroleum could be material to our operations. During 1998, crude oil and natural gas supplies remained adequate, while prices generally demonstrated seasonal variations.

MINERAL PRODUCTS

     Products and Markets. We manufacture mineral products consisting of ceramic-coated colored roofing granules, which are produced from rock deposits that are mined and crushed at our quarries and are colored and coated using a proprietary process. We sell our mineral roofing granules primarily to the North American roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We are the second largest of only three major suppliers of colored roofing granules in North America.

     We estimate that more than 80% of the asphalt shingles currently produced by the roofing industry are sold for the reroofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners' desire to upgrade the appearance of their homes. We estimate that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of our colored mineral granules have benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements. These shingles require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

     Sales to Building Materials Corporation of America ("BMCA"), one of our affiliates, and its subsidiaries constituted approximately 66% of our mineral products net sales in 1998. See Item 13, "Certain Relationships and Related Transactions" and Note 12 to Consolidated Financial Statements.

     Raw Materials. We own rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. We own three quarries, each with proven reserves, based on current production levels, of more than 20 years.

FILTER PRODUCTS

     We manufacture and sell filter products, consisting of pressure filter vessels, filter bags and filter systems. These filter products are designed for the removal of macroscopic contaminants in the treatment of process liquids. The paint, automotive, chemical, pharmaceutical, petroleum and food and beverage industries accounted for almost all of our 1998 net sales of filter products.

     We manufacture pressure filter vessels at manufacturing facilities in Brazil, Canada and Germany, which serve both local and international markets. We also manufacture filter bags in Belgium, Canada, Singapore, Brazil and the United States and supply filter products worldwide through our subsidiaries, sales offices and distributors.

COMPETITION

     We believe that we are either the first or second largest seller worldwide of our specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran.

     In each end-use market, there are a limited number of companies that produce substitutable products for our acetylene-derived specialty chemicals. These companies compete with us in the personal care, pharmaceutical, beverage and industrial markets and have the effect of limiting our market penetration and pricing flexibility. For our specialty chemicals not derived from acetylene, including sunscreens, emollients, moisturizers and fine chemicals, a number of world-wide competitors can provide similar products or services. We compete on quality, price and customer service in these markets.

     Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are three competitors of significance for merchant market butanediol. One of these competitors sources the merchant market from its plants in the United States and Europe. The two other competitors each source the merchant market from their single manufacturing plants, one in the United States and the other in Europe. Recently, a fourth competitor announced its intention to enter the merchant butanediol market and began construction of a plant in the United States. Tetrahydrofuran is manufactured by a number of companies throughout the world.

     With regard to our mineral products, we have only one major and one smaller competitor and believe that competition has been limited by:

          o the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves;

          o the limited availability of proven rock sources;

          o the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant;

          o the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and

          o the difficulty in obtaining the necessary permits to mine and operate a quarry.

     With respect to filter products, we compete with a number of companies worldwide.

     Competition is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.

RESEARCH AND DEVELOPMENT

     Our worldwide research and development expenditures were $25.4 million, $27.3 million, and $26.3 million in 1996, 1997 and 1998, respectively.

     Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Texas City, Texas; Chatham, New Jersey; Belleville, New Jersey; Freetown, Massachusetts; and Columbus, Ohio and technical centers in the United Kingdom, Belgium, Germany, China and Singapore. Our mineral products research and development facility, together with our customer design and color center, is located at Hagerstown, Maryland. Our filter products research and development is conducted at our Belgium facility.

ENVIRONMENTAL SERVICES

     We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility, we intend to develop and operate the facility in a separate subsidiary, either on our own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately
$100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. We also are investigating additional development opportunities at this site.

PATENTS AND TRADEMARKS

     As of December 31, 1998, we owned or licensed approximately 360 domestic and 370 foreign patents or patent applications and owned or licensed approximately 140 domestic and 1,390 foreign trademark registrations or applications related to our business. While we believe the patent protection covering certain of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent wih our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or its plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of less than $4.0 million in each of the three years ended December 31, 1998, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in each of 1999 and 2000 will be approximately $4.0 million.

     The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted in the future, we believe that any potential liability for compliance with environmental laws and regulations will not materially affect our business, liquidity, results of operations, cash flows or financial position.

     We believe that we operate our manufacturing facilities in compliance in all material respects with applicable environmental, health and safety laws and regulations, but we cannot predict whether more burdensome requirements will be imposed by governmental authorities in the future.

EMPLOYEES

     At December 31, 1998, we employed approximately 2,900 people worldwide. Approximately 750 employees in the United States were subject to five union contracts. We believe that our relations with our employees and their unions are satisfactory.

ITEM 2. PROPERTIES

     Our corporate headquarters and principal research and development laboratories are located at a 100-acre campus-like office and research park owned by one of our subsidiaries at 1361 Alps Road, Wayne, New Jersey 07470. The premises are subject to a first mortgage.

     The principal domestic and foreign real properties either owned by, or leased to, us are described below. Unless otherwise indicated, the properties are owned in fee. In addition to the principal facilities listed below, we maintain sales offices and warehouses in the United States and abroad, substantially all of which are in leased premises under relatively short-term leases.

LOCATION                                   FACILITY                                  PRODUCT LINE
-----------------------------------------  -----------------------------------  -----------------------
                                           DOMESTIC
Alabama
  Huntsville.............................  Plant*                               Specialty Chemicals
Kentucky
  Calvert City...........................  Plant                                Specialty Chemicals
Maryland
  Hagerstown.............................  Research Center, Design Center,      Mineral Products
                                             Sales Office
Massachusetts
  Freetown...............................  Plant, Research Center               Specialty Chemicals
Missouri
  Annapolis..............................  Plant, Quarry                        Mineral Products
New Jersey
  Belleville.............................  Plant, Sales Office, Research        Specialty Chemicals
                                             Center, Warehouse
  Bridgewater............................  Sales Office                         Specialty Chemicals
  Chatham................................  Plant, Sales Office, Research        Specialty Chemicals
                                             Center
  Wayne..................................  Headquarters, Corporate              Specialty Chemicals
                                             Administrative Offices, Research
                                             Center
Ohio
  Columbus...............................  Plant, Research Center, Sales        Specialty Chemicals
                                             Office
Pennsylvania
  Blue Ridge Summit......................  Plant, Quarry                        Mineral Products
Tennessee
  Memphis................................  Plant*, Warehouse*, Distribution     Filter Products
                                             Center*
Texas
  Seadrift...............................  Plant                                Specialty Chemicals
  Texas City.............................  Plant                                Specialty Chemicals
Wisconsin
  Pembine................................  Plant, Quarry                        Mineral Products

LOCATION                                   FACILITY                                  PRODUCT LINE
-----------------------------------------  -----------------------------------  -----------------------
                                           INTERNATIONAL
Belgium
  Sint-Niklaas...........................  Plant, Sales Office, Research        Specialty Chemicals and
                                             Center, Distribution Center          Filter Products
Brazil
  Sao Paulo..............................  Plant*, Sales Office*, Distribution  Specialty Chemicals and
                                             Center*                              Filter Products
Canada
  Mississauga, Ontario...................  Sales Office*, Distribution Center*  Specialty Chemicals
  Oakville, Ontario......................  Plant*                               Filter Products
Germany
  Cologne................................  Research Center*, Sales Office*      Specialty Chemicals
  Hamburg................................  Plant*                               Filter Products
  Marl...................................  Plants**, Sales Office**             Specialty Chemicals
India
  Nagpur.................................  Plant**                              Specialty Chemicals
Japan
  Tokyo..................................  Sales Office*                        Specialty Chemicals and
                                                                                  Filter Products
Singapore................................  Plant*, Sales Office*, Distribution  Specialty Chemicals and
                                             Center*, Asia-Pacific                Filter Products
                                             Headquarters*, Warehouse*
United Kingdom
  Guildford..............................  European Headquarters*, Research     Specialty Chemicals
                                             Center*
  Manchester.............................  Sales Office**, Distribution         Specialty Chemicals and
                                             Center**                             Filter Products

------------------

 * Leased property

** Long-term ground lease

     We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1998, we made capital expenditures of $83.6 million relating to plant, property and equipment.

ITEM 3. LEGAL PROCEEDINGS

     Our company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites, a number of which are in the early stages or have been dormant for protracted periods.

     We estimate that our liability in respect of all Environmental Claims (including those relating to our closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 1998, is $20.0 million, before reduction for insurance recoveries reflected on our balance sheet (discussed below) of $10.7 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). In the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated recoveries and that the recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. We believe we are entitled to substantially full defense and indemnity under our insurance policies for most Environmental Claims, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

     In March 1995, GAF Corporation commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The court dismissed the action in December 1997 for lack of federal jurisdiction, and defendant insurers appealed the dismissal. The appeal was denied by the Third Circuit Court of Appeals in March 1999. In June 1997, GAF Corporation filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action is pending. While we believe that our claims are meritorious, we cannot be certain that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee our performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the NJDEP order at a cost of no more than $7.5 million. See Item 1, "Business--Environmental Services."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age, position and other information with respect to ISP's executive officers. Under ISP's By-laws, each director and executive officer continues in office until ISP's next annual meeting of stockholders and until his or her successor is elected and qualified. As used in this section, "ISP" refers to both Old ISP prior to the merger of Old ISP into ISP Holdings and ISP subsequent to the merger.

                                                                    PRESENT PRINCIPAL
                                                               OCCUPATION OR EMPLOYMENT AND
NAME AND POSITION HELD             AGE                         FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------   ---   ------------------------------------------------------------------------
Samuel J. Heyman ...............   60    Mr. Heyman has been a director, Chairman and Chief Executive Officer of
  Chairman and Chief Executive             ISP since its formation. Mr. Heyman also has been a director, Chairman
  Officer                                  and Chief Executive Officer of GAF Corporation and certain of its subsidiaries for more than five years. He has been a director and
                                           Chairman of BMCA since its formation, and was Chief Executive Officer of BMCA from June 1996 to January 1999. He is also the Chief Executive
                                           Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.

Peter R. Heinze ................   56    Dr. Heinze has been a director, President and Chief Operating Officer of
  President and Chief Operating            ISP since November 1996. He was Senior Vice President, Chemicals of
  Officer                                  PPG Industries Inc., a glass products, coatings and resins, and chemical manufacturer from April 1993 to November 1996.

                                                                    PRESENT PRINCIPAL
                                                               OCCUPATION OR EMPLOYMENT AND
NAME AND POSITION HELD             AGE                         FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------   ---   ------------------------------------------------------------------------
Carl R. Eckardt ................   68    Mr. Eckardt has been a director of ISP since its formation and Executive
  Executive Vice President-                Vice President, Corporate Development, of ISP since November 1996,
  Corporate Development                    which position he also held from ISP's formation to January 1994. From
                                           January 1994 to November 1996, Mr. Eckardt was President and Chief
                                           Operating Officer of ISP. Mr. Eckardt was Vice Chairman of GAF
                                           Corporation from November 1996 to January 1999 and a director of GAF
                                           Corporation for more than five years until January 1999. He was
                                           Executive Vice President of GAF Corporation for more than five years until November 1996.


James P. Rogers ................   48    Mr. Rogers has been Executive Vice President-Finance of ISP since
  Executive Vice                           December 1996 and was Senior Vice President-Finance of ISP from
  President-Finance                        November 1993 to December 1996. He was Treasurer of ISP from March
                                           1992 to December 1994 and from September 1995 to December 1996.
                                           Mr. Rogers has been Executive Vice President and Chief Financial
                                           Officer of GAF Corporation and certain of its subsidiaries since
                                           December 1996, was Senior Vice President and Chief Financial Officer
                                           of such corporations from November 1993 to December 1996 and has served as Treasurer of such corporations since March 1992. Mr. Rogers has been a director of BMCA since its formation and Executive Vice
                                           President of BMCA since December 1996. He was Senior Vice President of such corporation from November 1993 to December 1996.

Andrew G. Mueller ..............   56    Mr. Mueller has been Executive Vice President-Operations of ISP since
  Executive Vice President-                May 1997. He was employed by BASF Corporation as Group Vice President,
  Operations                               Colorants & Textile/Leather Chemicals from December 1995 to April 1997 and as Vice President, Fiber Intermediates for more than five years until November 1995.

Richard A. Weinberg ............   39    Mr. Weinberg has been Executive Vice President, Secretary and General
  Executive Vice President,                Counsel of ISP since May 1998 and was Senior Vice President, Secretary
  Secretary and General Counsel            and General Counsel of ISP from May 1996 to May 1998. Mr. Weinberg has held the same positions during the same time periods with GAF
                                           Corporation and certain of its subsidiaries, including BMCA. He was
                                           Vice President and General Counsel of BMCA from September 1994 to May
                                           1996, Vice President-Law of BMCA from May 1994 to September 1994 and
                                           Vice President-Law of GAF Building Materials Corporation from April
                                           1993 to May 1994.

Randall R. Lay .................   44    Mr. Lay has been Senior Vice President and Chief Financial Officer of
  Senior Vice President and                ISP since December 1998 and was Vice President and Chief Financial
  Chief Financial Officer                  Officer of ISP from April 1995 to December 1998. From August 1993 to
                                           April 1995, he served as Controller, Specialty Derivatives of ISP.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information pertains to ISP's common stock, which is traded on the New York Stock Exchange. As of March 19, 1999, there were 240 holders of record of ISP's outstanding common stock. For purposes of this section, "ISP" refers to both Old ISP for the periods prior to the merger of Old ISP into ISP Holdings and ISP for the periods subsequent to the merger.

                                         1998 BY QUARTER                               1997 BY QUARTER
                            ------------------------------------------     ---------------------------------------
                            FIRST      SECOND       THIRD      FOURTH      FIRST      SECOND     THIRD      FOURTH
                            ------     -------     -------     -------     ------     ------     ------     ------
Price Range of Common
  Stock:
  High..................    $18 1/2    $20 1/2     $18 13/16   $15 7/16    $13 3/4    $14 3/8    $15 1/4    $16 1/2
  Low...................     13 9/1     16 13/1     12           9 9/16     11 3/4     11 1/2     13 1/2     13 7/8

     ISP announced in the second quarter of 1995 that its Board of Directors had eliminated the 2 1/2 cents per share semi-annual dividend on ISP's common stock. The declaration and payment of dividends is at the discretion of the Board of Directors of ISP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to Consolidated Financial Statements for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-10 and page F-26, respectively. Any decision to resume the payment of dividends, and the timing and amount thereof, is dependent upon, among other things, ISP's results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Board of Directors will resume the declaration and payment of dividends or as to the amount thereof.

ITEM 6. SELECTED FINANCIAL DATA

     See page F-11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition--Market-Sensitive Instruments and Risk Management" on page F-8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-13 to F-42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information relating to the directors of ISP to be contained in the Proxy Statement under the heading "Election of Directors" is incorporated by reference herein. For information relating to the executive officers of ISP, see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information to be contained in the Proxy Statement under the headings "Compensation of Executive Officers of the Company" and "Election of Directors" is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information to be contained in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management" is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be contained in the Proxy Statement under the headings "Election of Directors" and "Certain Transactions" is incorporated by reference herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER                                                 DESCRIPTIONS
------   ---------------------------------------------------------------------------------------------------------
  3.1    -- Amended and Restated Certificate of Incorporation of ISP (incorporated by reference to Exhibit 4.1 to
            Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of ISP
            (Registration No. 333-53709) (the "ISP Registration Statement")).

  3.2    -- By-laws of ISP (incorporated by reference to Exhibit 99.2 to the ISP Registration Statement).

  4.1    -- 9% Note Indenture, dated as of October 18, 1996, between ISP Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of ISP
            Holdings (Registration No. 333-17827) (the "Holdings Registration Statement")).

  4.2    -- 9 3/4% Note Indenture, dated as of October 18, 1996, between ISP Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Holdings Registration Statement).

 10.1    -- Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF Corporation, G-I
            Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building
            Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc (incorporated by reference to Exhibit 10.1 to BMCA's Annual Report on Form 10-K for the year ended December 31, 1998).

 10.2    -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP
            Holdings, G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to
            Exhibit 10.7 to the Holdings Registration Statement).

 10.3    -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings, International Specialty
            Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

10 .4    -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the
            Registration Statement on Form S-1 of International Specialty Products Inc. (Registration
            No. 33-40351)).*

 10.5    -- International Specialty Products Inc. 1991 Incentive Plan for Key Employees and Directors, as amended
            (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP
            Registration Statement).*

 10.6    -- Agreement, dated July 30, 1993, between International Specialty Products Inc. and Carl R. Eckardt
            (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of G-I Holdings
            Inc. (Registration No. 33-72220)).*

 10.7    -- Letter Agreement, dated October 15, 1996, between GAF Corporation and Dr. Peter Heinze (incorporated by reference to Exhibit 10.14 to the Holdings Registration Statement).*

 10.8    -- Letter Agreement, dated July 15, 1998, between ISP and Dr. Peter Heinze (incorporated by reference to
            Exhibit 4.3 to ISP's Registration Statement on Form S-8 (Registration No. 333-62359)).*

 10.9    -- Stock Appreciation Rights Agreement, dated January 20, 1994, between GAF Corporation and James P.
            Rogers (incorporated by reference to Exhibit 10.20 to G-I Holdings Annual Report on Form 10-K for the
            year ended December 31, 1993).*

 10.10   -- Compensation and Indemnification Agreement among Charles M. Diker, Burt Manning and ISP, dated
            October 10, 1997 (incorporated by reference to Exhibit 10.23 to the ISP Registration Statement).*

 10.11   -- Agreement and Plan of Merger between ISP Holdings and International Specialty Products Inc., dated as of March 30, 1998 (incorporated by reference to Exhibit A to Amendment No. 2 to ISP Holdings Schedule
            13D with respect to the common stock of International Specialty Products Inc. filed with the
            Securities and Exchange Commission on April 1, 1998).

 21      -- Subsidiaries of ISP.

 23      -- Consent of Arthur Andersen LLP.

 27      -- Financial Data Schedule for fiscal year 1998, which is submitted electronically to the Securities and
            Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 1998.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           INTERNATIONAL SPECIALTY PRODUCTS INC.

                                         By:     /s/      RANDALL R. LAY
                                           ___________________________________
                                                     Randall R. Lay
                                             Senior Vice President and Chief
                                                    Financial Officer

Date: March 30, 1999

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 30, 1999, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

                SIGNATURE                                                  TITLE
------------------------------------------  --------------------------------------------------------------------

         /s/ SAMUEL J. HEYMAN               Chairman of the Board and Chief Executive Officer (Principal
------------------------------------------  Executive Officer)
Samuel J. Heyman

           /s/ PETER R. HEINZE              President and Chief Operating Officer; Director
------------------------------------------
Peter R. Heinze

          /s/ CARL R. ECKARDT               Executive Vice President, Corporate Development; Director
------------------------------------------
Carl R. Eckardt

         /s/ HARRISON J. GOLDIN             Director
------------------------------------------
Harrison J. Goldin

         /s/ CHARLES M. DIKER               Director
------------------------------------------
Charles M. Diker

          /s/ SANFORD KAPLAN                Director
------------------------------------------
Sanford Kaplan

           /s/ BURT MANNING                 Director
------------------------------------------
Burt Manning

          /s/ RANDALL R. LAY                Senior Vice President and Chief Financial Officer (Principal
------------------------------------------  Financial and Accounting Officer)
Randall R. Lay

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                                   FORM 10-K
          INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS, CONSOLIDATED
                       FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                              PAGE
                                                                                                              ----

Management's Discussion and Analysis of Financial Condition and Results of Operations......................   F-2

Selected Financial Data....................................................................................   F-11

Report of Independent Public Accountants...................................................................   F-12

Consolidated Statements of Income for the three years ended December 31, 1998..............................   F-13

Consolidated Balance Sheets as of December 31, 1997 and 1998...............................................   F-14

Consolidated Statements of Cash Flows for the three years ended December 31, 1998..........................   F-15

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1998................   F-17

Notes to Consolidated Financial Statements.................................................................   F-18

Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited).....................................................................   F-42

                                                    SCHEDULES

Consolidated Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts...........................................................   S-1

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings Inc. ("ISP Holdings"). In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. (the "Company"). In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of the Company, and the outstanding shares of ISP Holdings' common stock were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of the Company. The financial statements presented herein for periods prior to the Merger represent the results of the former ISP Holdings.

     Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). On January 1, 1997, GAF effected a series of transactions (the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of such distribution, ISP Holdings and Old ISP are no longer direct or indirect subsidiaries of GAF. Conversely, the assets and liabilities of the other wholly-owned subsidiaries of GAF, including G-I Holdings Inc. ("G-I Holdings") and its subsidiaries, including Building Materials Corporation of America ("BMCA"), U.S. Intec, Inc. ("U.S. Intec"), and GAF Fiberglass Corporation ("GFC"), are no longer included in the consolidated assets and liabilities of the Company.

     Accordingly, the results of operations and assets and liabilities of G-I Holdings, BMCA, U.S. Intec and GFC, as well as the assets of GAF Broadcasting Company, Inc. (which were sold in August 1996), have been classified as "Discontinued Operations" within the financial statements for all periods presented prior to the Separation Transactions. The following discussion is on a continuing operations basis.

RESULTS OF OPERATIONS

  1998 Compared With 1997

     The Company recorded net income in 1998 of $4.8 million ($.08 diluted earnings per share) compared with net income of $54.0 million ($1.00 diluted earnings per share) in 1997. The results for 1998 reflect a restructuring and impairment loss of $73.0 million and $12.8 million of charges related to the Merger. Excluding the effect of such nonrecurring charges, net income for 1998 was $64.1 million ($1.05 diluted earnings per share), with the increase attributable to higher operating and other income, partially offset by higher interest expense.

     Sales for 1998 were $823.9 million, a 10% increase compared with $749.2 million for 1997. The sales growth in 1998 was primarily attributable to the Company's acquisition, effective April 1, 1998, of the remaining 50% interest in its joint venture with Huls AG, GAF Huls Chemie GmbH ("GhC"), and to the acquisition of the Freetown fine chemicals facility (see Note 5 to Consolidated Financial Statements), which together accounted for $74.5 million of the increase. In addition, the sales increase was attributable to increased sales volumes ($9.0 million), offset by the unfavorable effect ($9.8 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. The higher sales in 1998 reflect increased sales in the U.S., Europe (due to the sales of GhC) and Latin America, partially offset by lower sales in the Asia-Pacific region.

     As discussed in Note 3 to Consolidated Financial Statements, the Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. As a result of significant adverse changes in the butanediol market, and in conjunction with the decision to shut down the Calvert City butanediol production unit, the Company also reviewed the recoverability of its butanediol production assets at its Texas City and Seadrift, Texas facilities and, based on this review, took an impairment loss charge of $16.6 million. The total charge related to the above shutdown and impairment aggregated $59.3 million, including a total write-off of property, plant and equipment of $38.7 million, the write-off of $13.1 million of goodwill related to the butanediol business and an accrual of $7.5 million for cash costs to be incurred, mainly for decommissioning, demolition and remediation, and severance costs. In addition, also as a result of the adverse changes in the butanediol market and as a result of the acquisition of GhC, the Company decided not to continue its plans to acquire or develop a European manufacturing facility. Costs incurred in previous years for this project aggregating
$10.7 million were therefore deemed not recoverable and were written off in 1998. Also, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in the Company's European operations.

     As a result of the Merger, the Company incurred $12.8 million of charges against operating income in 1998, consisting of a $7.9 million charge in connection with the termination of ISP Holdings' stock appreciation rights and preferred stock option programs, a $2.6 million charge related to purchase accounting adjustments and $2.2 million of other expenses relating to investment banking, legal and other fees.

     Operating income, before the impact of the $85.8 million of nonrecurring charges discussed above, was $155.6 million for 1998, a 10% increase over the $141.3 million recorded in 1997. The improved results were primarily attributable to higher operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment (up $22.8 million), mainly due to the acquisitions of GhC and the Freetown fine chemicals facility, and also due to higher operating income for Mineral Products (up $3.5 million), partially offset by lower results for Personal Care (down $9.3 million) and Pharmaceutical, Agricultural and Beverage (down $0.8 million). See below for further discussion of business segment results. The overall operating results, in addition to the favorable effect of the acquisitions, were favorably impacted by increased sales volumes, partially offset by the adverse effect of the stronger U.S. dollar ($15.7 million) and 6.5% higher selling, general and administrative expenses due primarily to higher distribution and marketing expenses. Selling, general and administrative expenses as a percent of sales decreased from 21.1% in 1997 to 20.4% in 1998.

     Of the $14.3 million increase in operating income, excluding the nonrecurring charges, domestic operating income increased by $4.1 million (12%) due to increased sales volumes reflecting the acquisition of the Freetown fine chemicals facility and higher Mineral Products sales and, to a lesser extent, slightly higher gross margins. Operating income for Europe increased
$14.8 million due mainly to the GhC acquisition, partially offset by the effect of the stronger U.S. dollar, while in the Asia-Pacific region, operating income decreased by $6.5 million due to lower sales volumes. Operating income for the Latin America region increased by $1.9 million (12.5%) due to increased sales volumes and improved margins.

     Interest expense for 1998 was $75.6 million, a $2.0 million (3%) increase over the $73.6 million recorded in 1997, with the increase due primarily to higher average borrowings.

     Other income, net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $34.8 million in 1998 compared with $34.2 million in 1997, as $1.8 million lower other nonoperating and nonrecurring expense items were partially offset by $1.2 million lower net investment income.

  Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products and Filter Products segments. See Notes 13 and 14 to Consolidated Financial Statements for additional business segment and geographic information.

  Personal Care

     The Personal Care segment provides products to the skin and hair care markets. Sales in 1998 were $189.4 million compared with $187.4 million in 1997, while operating income declined in 1998 to $34.7 million from $44.0 million in 1997. Sales volumes increased by $7.1 million in 1998, led by $4.0 million in sales of new products. The stronger U.S. dollar adversely impacted sales by $3.1 million and, in addition, the sunscreen market continued to experience lower average price levels in some products which offset volume improvements.

     The decline in operating income in 1998 in the Personal Care segment was attributable to a $4.7 million adverse impact of the stronger U.S. dollar, unfavorable prices in skin care products, and $6.3 million higher selling, general and administrative expenses. The latter was primarily the result of increased expenses for new product development, development and marketing expenses related to government regulations to reduce the emission of volatile organic compounds (VOCs) in hairsprays to 55% levels, and, to a lesser extent, higher distribution costs.

  Pharmaceutical, Agricultural and Beverage ("PAB")

     Sales for the PAB segment were $210.6 million in 1998 compared with $208.4 million in 1997, while operating income decreased to $45.8 million in 1998 from $46.6 million in 1997. The increased sales reflected higher sales volumes ($2.5 million) and favorable pricing, offset by the adverse impact of the stronger U.S. dollar ($3.7 million). The same factors impacted PAB's operating income, with the decline in operating income reflecting a $6.2 million adverse impact of the stronger U.S. dollar, mostly offset by favorable pricing and increased sales volumes and by lower selling and distribution costs.

     The Pharmaceutical business registered another year of strong growth, driven by the increased sales volumes in the oral care and excipients markets. The effects of the economic slowdown in Asia were largely offset by higher sales in Europe, and North and South America. The growth in the oral care market came primarily through increased sales of the Gantrez(Registered) product line, which has applications in both toothpaste and denture adhesives. In the excipients market, increased revenues were generated through higher sales of Plasdones(Registered), which are polymers used as a drug tablet binder. Sales for 1998 in the antiseptic area were slightly down from 1997.

     In the Agricultural business, the effects of the economic turmoil in Asia were disproportionate as customers in the region changed from preventive to remedial action. This unfavorably impacted the sales of Biodone and butenediol and the shortfalls could not be entirely offset in other parts of the world.

     In the Beverage business, the economic situation in Asia and in certain parts of Eastern Europe had an unfavorable impact on sales, while sales in the Latin America region continued to grow in 1998.

  Performance Chemicals, Fine Chemicals and Industrial

     The Performance Chemicals, Fine Chemicals and Industrial segment experienced a 26% increase in sales in 1998, with sales increasing to $290.1 million from $230.0 million in 1997. Operating income improved to $54.7 million, a 71% increase over the $31.9 million recorded in 1997, excluding the restructuring and impairment loss previously discussed related to the butanediol business. The sales increase primarily reflected the acquisition of the remaining 50% interest in GhC and the acquisition of the Freetown fine chemicals facility (see Note 5 to Consolidated Financial Statements), which together accounted for $74.5 million of the increase, and also reflected a substantial increase in the sales of pharmaceutical intermediates. The results for GhC are included in the Company's results on a consolidated basis from the date of acquisition, including sales of $53.0 million for 1998. Sales for Performance Chemicals in 1998 were 3% lower than in 1997 due to weak economies in Asia and Eastern Europe. Pricing gains for Performance Chemicals were more than offset by the adverse impact of the stronger U.S. dollar.

     The higher operating income for the Performance Chemicals, Fine Chemicals and Industrial segment in 1998 was also primarily attributable to the acquisitions of GhC and the Freetown facility and to the impact of sales volume increases, partially offset by unfavorable pricing and lower Performance Chemicals operating income due to adverse impact of the stronger U.S. dollar and, to a lesser extent, unfavorable manufacturing costs.

  Mineral Products

     Sales for the Mineral Products segment in 1998 were $94.5 million, a 14% increase compared with $83.1 million in 1997, while operating income improved 12% to $20.5 million in 1998 compared with $17.0 million in 1997. The sales growth resulted from an $11.5 million increase in sales to an affiliate, BMCA (see Note 12 to Consolidated Financial Statements), resulting principally from higher volumes and slightly higher pricing. Sales to trade customers were flat due to consolidation in the roofing industry and plant closures at certain of the Company's trade customers. The Company also sold its tennis court materials business in 1998.

     The improvement in operating income in 1998 resulted from the increased sales volumes and cost containment controls, and, to a lesser extent, the profit from the sale of the tennis court materials business.

  Filter Products

     Filter Products sales in 1998 were $39.3 million compared with $40.3 million in 1997, with the decrease due to lower sales volumes and the unfavorable effect of the stronger U.S. dollar. Operating income remained flat at $3.6 million in each year.

1997 COMPARED WITH 1996

     The Company recorded income from continuing operations before extraordinary loss in 1997 of $54.0 million ($1.00 diluted earnings per share) compared with $60.8 million in 1996 ($1.13 diluted earnings per share). The lower results were attributable to $35.3 million higher interest expense, offset by a $20.9 million increase in other income and a $5.3 million increase in operating income.

     Sales for 1997 were $749.2 million, a 5% increase compared with $716.5 million for 1996. The sales growth resulted from increased sales volumes ($62.4 million), partially offset by a $25.0 million unfavorable effect from the stronger U.S. dollar, and primarily reflected sales increases in the Performance Chemicals, Fine Chemicals and Industrial segment and the PAB segment. The sales increase in 1997 reflected higher sales in the United States, the Asia-Pacific region and Latin America, partially offset by lower sales in Europe due primarily to the unfavorable effect of the stronger U.S. dollar.

     Operating income for 1997 increased by 4% to $141.3 million compared with $136.0 million for 1996. The increase was primarily attributable to higher operating income for the Performance Chemicals, Fine Chemicals and Industrial segment, and the Filter Products and PAB segments, partially offset by lower results for Personal Care. The higher consolidated operating income reflected the overall higher sales levels, partially offset by lower consolidated gross margins (down 0.5 percentage point) due to unfavorable pricing and the unfavorable effect of the stronger U.S. dollar, and by higher operating expenses which included a 7.5% increase in research and development spending.

     Of the $5.3 million increase in operating income in 1997, domestic operating income increased by $13.8 million (21%), due to increased sales volumes and improved margins. Operating income for Europe decreased by $8.7 million (16%), primarily reflecting the effect of the stronger U.S dollar, while in the Asia-Pacific region, operating income decreased by $1.2 million, as higher sales levels were offset by lower gross margins due to unfavorable pricing. Operating income from other foreign operations increased by $1.4 million.

     Interest expense was $73.6 million in 1997 compared with $38.3 million in 1996. The increase was attributable to the issuance in October 1996 of $325 million principal amount of 9% Senior Notes due 2003 and $199.9 million principal amount of 9 3/4% Senior Notes due 2002.

     Other income, net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $34.2 million in 1997 compared with $13.3 million in 1996. The increase in 1997 was due principally to $22.5 million higher net investment income.

  Business Segment Review

     Personal Care

     Sales for the Personal Care segment were $187.4 million in 1997 compared with $190.7 million for 1996, while operating income decreased to $44.0 million in 1997 from $47.6 million in 1996. The decline in sales resulted from the unfavorable effect of the stronger U.S. dollar ($5.8 million) and unfavorable pricing, which more than offset sales volume increases ($7.3 million). The skin care product line recorded double-digit volume growth in 1997, mainly reflecting increased sales of sunscreen and cosmetic preservative products, partially offset by lower pricing for sunscreens. The hair care product line showed a 6% decrease in sales for 1997.

     Operating income for the Personal Care segment decreased by 8% in 1997 compared with 1996 as a result of the unfavorable pricing, the adverse impact of the stronger U.S. dollar and increased marketing expenses, partially offset by the increased sales volumes.

     Pharmaceutical, Agricultural and Beverage

     Sales for the PAB segment were $208.4 million in 1997, a 7% increase compared with $194.9 million for 1996, while operating income increased 4.5% to $46.6 million in 1997 compared with $44.6 million in 1996. Sales and operating income increases in 1997 each resulted from significant sales volume increases, partially offset by the unfavorable effect of the stronger U.S. dollar.

     In the Pharmaceutical business, the Company registered a strong performance in 1997, highlighted by substantial sales growth in the oral care and excipients markets. Sales of oral care polymers benefited from the U.S. rollout of Colgate's Total(Trademark) toothpaste, the first toothpaste approved by the FDA to prevent gingivitis, plaque and cavities, and which contains one of the Company's Gantrez(Registered) polymers. Sales of the Company's beverage additives, consisting of the Polyclar(Registered) line of products, experienced good growth in the Latin America region, where sales increased more than 20%, and in the Asia-Pacific region.

     Performance Chemicals, Fine Chemicals and Industrial

     Sales for the Performance Chemicals, Fine Chemicals and Industrial segment increased by 12% to $230.0 million in 1997 compared with $205.7 million in 1996. The sales growth was driven by a 74% increase in Fine Chemicals sales, mainly from new pharmaceutical products and an agricultural herbicide. Sales of Performance Chemicals increased by 22% in 1997 due to adoption of ISP polymers into Dye Transfer Inhibitor (DTI) applications and continued growth in the Digital Printing and Imaging Market. In addition, the Company's sales to the household, institutional and industrial cleaning markets, in which the Company's PVP polymers find application, increased by 30% in 1997 as a result of increased geographic penetration and new product applications. Sales for the Industrial business increased by 2% in 1997, reflecting increased sales volumes partially offset by the adverse effect of the stronger U.S. dollar and unfavorable pricing. The Industrial business benefited in 1997 from the continued growth of a number of its end-use markets. Butanediol sales increased primarily as a result of higher demand from plastics manufacturers serving the automotive industry.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment improved by 18% to $31.9 million in 1997 from $27.1 million in 1996. This improvement was attributable mainly to the Fine Chemicals business as a result of a favorable sales mix where higher-margin products were sold, coupled with favorable plant efficiencies in machine utilization and yields. Operating income in the Performance Chemicals business increased by 36%, reflecting the sales increases, partially offset by lower gross margins as a result of unfavorable pricing and the unfavorable effect of the stronger U.S. dollar. Operating income for the Industrial business decreased in 1997 as a result of unfavorable gross profit margins driven by the unfavorable pricing and adverse foreign exchange impact.

     Mineral Products

     Sales for the Mineral Products segment decreased by $2.5 million in 1997 to $83.1 million compared with $85.6 million in 1996. The decrease in sales was mainly attributable to lower sales volumes to both BMCA and trade customers, partially offset by favorable pricing.

     Despite lower sales levels, operating income for Mineral Products increased by $0.5 million in 1997 to $17.0 million due to higher gross margins (up 1.4 percentage points) as a result of improved pricing, and lower operating expenses.

     Filter Products

     Sales for the Filter Products segment were $40.3 million in 1997 compared with $39.6 million in 1996, with the increase attributable to both improved pricing and sales volume increases, mostly offset by the unfavorable effect of the stronger U.S. dollar. Operating income in 1997 increased to $3.6 million from $0.2 million in 1996. The improvement in 1997 reflected higher sales levels and higher gross margins (up 6.2 percentage points) due mainly to favorable pricing.

LIQUIDITY AND FINANCIAL CONDITION

     During 1998, the Company's net cash outflow before financing activities was $137.6 million, including $186.8 million of cash generated from operations, the reinvestment of $166.0 million for capital programs and acquisitions (see below and Note 5 to Consolidated Financial Statements), $56.1 million of cash generated from a sale-leaseback related to an acquisition, and the use of $216.8 million of cash for net purchases of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash from operations reflected a $49.0 million cash inflow from net sales of trading securities and also included $8.1 million of dividends received from the GhC joint venture prior to the Company's acquisition of the remaining interest in GhC. Working capital increased by $5.3 million, primarily reflecting an $11.9 million increase in inventories due to increased sales requirements as a result of the acquisitions made in 1998, partially offset by a $2.2 million increase in payables and accrued liabilities and a decrease of $2.6 million in receivables.

     Net cash provided by financing activities in 1998 totaled $141.7 million, mainly reflecting a $97.6 million increase in borrowings under the Company's bank revolving credit facility, $48.9 million additional short-term borrowings, and $4.0 million proceeds from the sale of the Company's accounts receivable, partially offset by $9.3 million of repurchases of common stock pursuant to the Company's repurchase program. The Company announced in September 1998 that its Board of Directors had approved the repurchase of one million shares of its common stock and announced in March 1999 the approval of the repurchase of an additional 1.5 million shares. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan.

     As a result of the foregoing factors, cash and cash equivalents increased by $4.1 million during 1998 to $24.6 million, excluding $355.0 million of trading, available-for-sale and held-to-maturity securities and other short-term investments.

     As of December 31, 1998, the Company's current maturities of long-term debt, scheduled to be repaid during 1999, totaled $0.6 million, excluding
$200 million relating to the Company's 9% Senior Notes due March 1999. The Company repaid the 9% Senior Notes on March 1, 1999 with long-term Credit Agreement (defined below) borrowings. In addition, the Company has received a one-year extension, to April 11, 2000, on the $38.1 million mortgage obligation on its headquarters property. Accordingly, the 9% Senior Notes and the mortgage obligation are classified as long-term debt on the Consolidated Balance Sheet.

     In July 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see
Note 9 to Consolidated Financial Statements). As of December 31, 1998, loans in the amount of $132.6 million and letters of credit in the amount of $7.9 million were outstanding under the Credit Agreement.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 9% Senior Notes due 2003 and 9 3/4% Senior Notes due 2002 (collectively, the "Notes"). As of December 31, 1998, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indentures relating to the Notes limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. See Note 9 to Consolidated Financial Statements.

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement for the facility's equipment with a third party. The lease has been accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the acquisition transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business.

     Effective April 1, 1998, the Company acquired the remaining 50% interest in the GhC joint venture. As part of the transaction, the Company also acquired Hul's production facility that supplies GhC with its primary raw material, acetylene. See Note 5 to Consolidated Financial Statements.

     On July 22, 1998, the Company filed a shelf Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission for $1 billion of debt and equity securities. In addition to debt refinancing, the net proceeds of any offering, if consummated, are expected to be used for general corporate purposes.

     For information with respect to income taxes, see Note 4 to Consolidated Financial Statements.

     Effective January 1, 1999, member states of the European Union converted to a common currency, the euro. The Company does not expect this conversion to have a material impact on its business, results of operations or financial condition. The Company is currently billing customers in euro if they so request, and this has not had an impact on the Company's administrative systems.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility, the Company intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately
$100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating additional development opportunities at this site.

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. See Note 16 to Consolidated Financial Statements for further information.

  Market-Sensitive Instruments and Risk Management

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Note 2 to Consolidated Financial Statements.

     The Company enters into financial instruments in the ordinary course of business in order to manage its exposure to market fluctuations in interest rates, foreign currency rates, and on its short-term investments. The financial instruments the Company employs to reduce market risk include swaps, futures, forwards, and other hedging instruments. The financial instruments are subject to strict internal controls and their use is primarily confined to the hedging of the Company's debt, foreign currency exposure, and short-term investment portfolio. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures. The Company does not anticipate nonperformance by counterparties to these instruments.

                                                                                 DECEMBER 31,
                                                                                     1997           DECEMBER 31, 1998
                                                                               -----------------    ------------------
                                                                               NOTIONAL    FAIR     NOTIONAL     FAIR
                                                                               AMOUNT      VALUE    AMOUNT      VALUE
                                                                               --------    -----    --------    ------
                                                                                             (MILLIONS)
Interest rate financial instruments.........................................    $300.0     $(3.3)    $425.0     $(10.2)
Foreign currency financial instruments......................................    $151.6     $ 1.4     $ 90.8     $ (4.4)
Equity-related financial instruments........................................    $   --     $  --     $332.8     $    0

     All of the financial instruments in the above table have a maturity of less than one year, except that $100 million notional amount of interest rate swap agreements, with a fair value of ($4.3) million as of December 31, 1998, mature in 2002.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1998, the Company had entered into interest rate swap agreements with a notional value of $225 million in order to convert $225 million of its exposure to floating interest rates to fixed rates. The Company had also entered into interest rate swap agreements with a notional value of $200 million in order to convert the fixed rate being paid on its $200 million 9% Senior Notes due 1999 into floating rates. The 9% Senior Notes, the $200 million notional value of fixed to floating interest rate swaps, and $125 million notional amount of floating to fixed interest rate swaps matured on March 1, 1999. By utilizing interest rate swap agreements, the Company reduced its interest expense by $2.8, $2.1 and $1.7 million in 1996, 1997 and 1998, respectively.

     The Company enters into forward foreign exchange instruments with off-balance-sheet risk in order to hedge a portion of both its borrowings denominated in foreign currency and its firm or anticipated purchase commitments related to the operations of its foreign subsidiaries. Forward contract agreements require the Company and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. Hedging strategies are approved by senior management before they are implemented. The Company does not expect the conversion to the euro currency by member states of the European Union to have a material impact on its use of financial instruments.

     As of December 31, 1997 and 1998, the U.S. dollar equivalent fair value of outstanding forward foreign exchange contracts was $151.6 and $90.8 million, respectively. The U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1997 and 1998 entered into as a hedge of non-local currency intercompany loans was $24.9 and $18.4 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans.

     As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk include long contracts valued at $56.1 million and short contracts valued at $276.7 million, which are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost at December 31, 1998 to terminate these instruments and therefore the fair market value is zero.

  Year 2000 Compliance

     The Company has implemented a formal Year 2000 program (the "Year 2000 Program") to (i) address the inability of some of its information technology ("IT") and "non-IT" equipment that the Company believes is significant to its business, including certain devices with embedded technology, to accurately read and process certain dates, including dates in the Year 2000 and afterwards (the "Year 2000 Issues"); (ii) investigate Year 2000 Issues of third parties significant to the Company's business; and (iii) establish contingency plans where appropriate.

     The Company has completed the installation of a new Enterprise Resource Planning System ("ERP System") and has replaced or remediated most of its personal computers and other IT equipment that may have

Year 2000 Issues. Although the ERP System was implemented for purposes other than remediating Year 2000 Issues, management believes that the ERP System is Year 2000 compliant. In this regard, the Company has performed Year 2000 testing of the ERP system and did not discover any major Year 2000 Issues. With respect to its non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company expects to complete its Year 2000 Program for IT and non-IT equipment by mid-1999.

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

     The Company does not believe that the costs of its Year 2000 Program will be material to its financial position or results of operations. While the Company believes that it addressed most of its IT Year 2000 Issues by installing the ERP System and replacing or remediating personal computers, neither the timing nor extent of these activities were directly related to the Company's Year 2000 Program. The Company also has incurred outside costs of approximately $100,000 in connection with evaluating Year 2000 compliance of its non-IT systems. The Company anticipates that additional costs to remediate should approximate no more than $1.5 million in the aggregate. The Company expects that the source of any funds that may be necessary to pay the costs of addressing its Year 2000 Issues will be provided from cash balances or cash generated from operations. The Company intends to charge such costs against earnings as the costs are incurred.

     Management believes that it has taken reasonable steps in developing its Year 2000 Program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 Issues or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the Year 2000 commences. Management believes that the reasonably likely "worst case scenario" resulting from Year 2000 Issues could be the failure by the Company's key suppliers, service providers, customers and other third parties to address their Year 2000 Issues. If this were to occur, and there were no alternatives available to the Company, then the Company's usual channels of supply and distribution could be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial position.

                                    *  *  *

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                            SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of International Specialty Products Inc. (the "Company"), formerly ISP Holdings Inc. ("ISP Holdings"), and its subsidiaries. On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings. In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. The financial information presented herein for periods prior to the Merger of Old ISP and ISP Holdings represent the results of the former ISP Holdings. Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). On January 1, 1997, GAF effected the Separation Transactions that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of the Separation Transactions, ISP ceased to be a direct or indirect subsidiary of GAF, and GAF's subsidiaries are no longer included in the consolidated assets and liabilities of ISP. See Note 1 to Consolidated Financial Statements. The results of operations and assets and liabilities of GAF's subsidiaries, as well as GAF Broadcasting Company, Inc. (whose assets were sold in August 1996), have been classified as "Discontinued Operations" within the Consolidated Financial Statements for all periods presented prior to the Separation Transactions.

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                             ------------  ------------  ------------  ------------  ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Net sales................................  $    600,047  $    689,002  $    716,481  $    749,208  $    823,938
  Gross profit.............................       232,301       274,330       297,560       312,328       338,568
  Operating income.........................        99,245       127,096       136,024       141,304        69,755
  Interest expense.........................        28,676        33,091        38,333        73,612        75,590
  Income from continuing operations before
     income taxes and extraordinary
     losses................................        72,484       106,102       116,628       107,834        30,416
  Income from continuing operations before
     extraordinary losses..................        37,112        55,069        60,836        54,005         4,812
  Net income...............................        28,010        32,828        53,933        54,005         4,812
  Income from continuing operations per
     common share:
  Basic....................................  $        .69  $       1.02  $       1.13  $       1.00  $        .08
  Diluted..................................  $        .69  $       1.02  $       1.13  $       1.00  $        .08
Other Data:
  Gross profit margin......................          38.7%         39.8%         41.5%         41.7%         41.1%
  Operating margin.........................          16.5%         18.4%         19.0%         18.9%          8.5%
  Depreciation.............................  $     32,753  $     35,960  $     38,279  $     41,877  $     50,063
  Goodwill amortization....................        13,400        13,223        13,200        13,294        15,025
  Capital expenditures and
     acquisitions..........................        31,098        38,934        54,587        68,655       166,040


                                                                         DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                             ------------  ------------  ------------  ------------  ------------
                                                                         (THOUSANDS)
Balance Sheet Data:
  Total working capital....................  $    228,040  $    290,001  $    476,846  $    322,080  $    406,654
  Total assets.............................     1,357,541     1,460,389     1,600,432     1,485,680     1,765,623
  Long-term debt less current maturities...       285,397       280,254       834,284       798,762       896,095
  Stockholders' equity (deficit)...........       (15,791)       (1,707)       42,653       261,841       501,723

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To International Specialty Products Inc.:

     We have audited the accompanying consolidated balance sheets of International Specialty Products Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages F-13 to F-41 of this Form 10-K, present fairly, in all material respects, the financial position of International Specialty Products Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on page S-1 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 24, 1999

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1996        1997        1998
                                                                            ----------  ----------  ----------
                                                                               (THOUSANDS, EXCEPT PER SHARE
                                                                                         AMOUNTS)
Net sales.................................................................  $  716,481  $  749,208  $  823,938
                                                                            ----------  ----------  ----------
Costs and expenses:
  Cost of products sold...................................................     418,921     436,880     485,370
  Selling, general and administrative.....................................     148,336     157,730     167,953
  Provision for restructuring and impairment loss.........................          --          --      73,049
  Merger-related expenses.................................................          --          --      12,786
  Goodwill amortization...................................................      13,200      13,294      15,025
                                                                            ----------  ----------  ----------
     Total costs and expenses.............................................     580,457     607,904     754,183
                                                                            ----------  ----------  ----------
Operating income..........................................................     136,024     141,304      69,755
Interest expense..........................................................     (38,333)    (73,612)    (75,590)
Equity in earnings of joint venture.......................................       5,604       5,909       1,455
Other income, net.........................................................      13,333      34,233      34,796
                                                                            ----------  ----------  ----------
Income from continuing operations before income taxes and extraordinary
  loss....................................................................     116,628     107,834      30,416
Income taxes..............................................................     (42,079)    (39,137)    (15,325)
Minority interest in income of subsidiary.................................     (13,713)    (14,692)    (10,279)
                                                                            ----------  ----------  ----------
Income from continuing operations before extraordinary loss...............      60,836      54,005       4,812
                                                                            ----------  ----------  ----------
Discontinued operations:
  Loss from discontinued operations, net of income taxes..................     (19,590)         --          --
  Gain on sale of discontinued operation, net of income taxes of
     $30,648..............................................................      43,637          --          --
                                                                            ----------  ----------  ----------
Income from discontinued operations.......................................      24,047          --          --
                                                                            ----------  ----------  ----------
Income before extraordinary loss..........................................      84,883      54,005       4,812
Extraordinary loss, net of income tax benefits of $17,275.................     (30,950)         --          --
                                                                            ----------  ----------  ----------
Net income................................................................  $   53,933  $   54,005  $    4,812
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Earnings per common share:
  Basic:
     Income from continuing operations....................................  $     1.13  $     1.00  $      .08
     Income from discontinued operations..................................         .45          --          --
     Extraordinary loss...................................................        (.58)         --          --
                                                                            ----------  ----------  ----------
     Net income...........................................................  $     1.00  $     1.00  $      .08
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
  Diluted:
     Income from continuing operations....................................  $     1.13  $     1.00  $      .08
     Income from discontinued operations..................................         .45          --          --
     Extraordinary loss...................................................        (.58)         --          --
                                                                            ----------  ----------  ----------
     Net income...........................................................  $     1.00  $     1.00  $      .08
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Weighted average number of common and common equivalent shares outstanding:
  Basic...................................................................      53,833      53,833      60,971
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
  Diluted.................................................................      53,833      53,833      61,278
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1997          1998
                                                                                         ----------    ----------
                                                                                               (THOUSANDS)
                                        ASSETS
Current Assets:
  Cash and cash equivalents...........................................................   $   20,495    $   24,638
  Investments in trading securities...................................................       67,493        67,333
  Investments in available-for-sale securities........................................      140,812       233,625
  Investments in held-to-maturity securities..........................................          311        12,287
  Other short-term investments........................................................       26,682        41,708
  Accounts receivable, trade, less reserve of $2,724 and $2,789.......................       67,077        82,227
  Accounts receivable, other..........................................................       25,288        21,748
  Receivable from related parties, net................................................        4,124         7,769
  Inventories.........................................................................      119,910       138,888
  Other current assets................................................................       16,773        19,624
                                                                                         ----------    ----------
    Total Current Assets..............................................................      489,415       649,847
                                                                                         ----------    ----------
Property, plant and equipment, net....................................................      518,922       553,195
Excess of cost over net assets of businesses acquired, net of accumulated amortization
  of $118,319 and $133,344............................................................      409,886       526,928
Other assets..........................................................................       67,457        35,653
                                                                                         ----------    ----------
Total Assets..........................................................................   $1,485,680    $1,765,623
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt.....................................................................   $   39,076    $   87,937
  Current maturities of long-term debt................................................          684           583
  Accounts payable....................................................................       46,283        61,722
  Accrued liabilities.................................................................       74,092        84,534
  Income taxes........................................................................        7,200         8,417
                                                                                         ----------    ----------
    Total Current Liabilities.........................................................      167,335       243,193
                                                                                         ----------    ----------
Long-term debt less current maturities................................................      798,762       896,095
                                                                                         ----------    ----------
Deferred income taxes.................................................................       67,918        60,282
                                                                                         ----------    ----------
Other liabilities.....................................................................       63,493        64,330
                                                                                         ----------    ----------
Minority interest in subsidiary.......................................................      126,331            --
                                                                                         ----------    ----------
Commitments and Contingencies.........................................................
Stockholders' Equity:
  Preferred stock, $.01 par value per share; 20,000,000 shares authorized; no shares
    issued............................................................................           --            --
  Common stock, $.01 par value per share; 300,000,000 shares authorized; 53,833,333
    and 69,546,456 shares issued......................................................          538           695
  Additional paid-in capital..........................................................      212,413       489,285
  Treasury stock, at cost--735,744 shares.............................................           --        (8,388)
  Retained earnings...................................................................       40,080        44,892
  Accumulated other comprehensive income (loss).......................................        8,810       (24,761)
                                                                                         ----------    ----------
    Total Stockholders' Equity........................................................      261,841       501,723
                                                                                         ----------    ----------
Total Liabilities and Stockholders' Equity............................................   $1,485,680    $1,765,623
                                                                                         ----------    ----------
                                                                                         ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1996         1997         1998
                                                                              ---------    ---------    ---------
                                                                                          (THOUSANDS)
Cash and cash equivalents, beginning of year...............................   $  14,080    $  17,938    $  20,495
                                                                              ---------    ---------    ---------
Cash provided by operating activities:
  Net income...............................................................      53,933       54,005        4,812
  Adjustments to reconcile net income to net cash provided by operating activities:
       Income from discontinued operations.................................     (24,097)          --           --
       Extraordinary loss..................................................      30,950           --           --
       Provision for restructuring and impairment loss.....................          --           --       73,049
       Depreciation........................................................      38,279       41,877       50,063
       Goodwill amortization...............................................      13,200       13,294       15,025
       Deferred income taxes...............................................      (2,494)      28,570       (6,816)
  (Increase) decrease in working capital items.............................       2,532      (18,925)      (5,310)
  Purchases of trading securities..........................................     (43,236)    (196,513)    (223,062)
  Proceeds from sales of trading securities................................      47,901      119,864      272,027
  Decrease in other assets.................................................         385        2,200        3,129
  Increase (decrease) in other liabilities.................................         (31)       9,702          135
  Change in net receivable from/payable to affiliates......................     (14,665)       1,112       (3,645)
  Change in cumulative translation adjustment..............................      (6,943)      (6,238)       2,975
  Change in minority interest in subsidiary................................      12,360       13,552        9,730
  Other, net...............................................................        (561)      (7,967)      (5,281)
                                                                              ---------    ---------    ---------
Net cash provided by operating activities..................................     107,563       54,533      186,831
                                                                              ---------    ---------    ---------
Cash used in investing activities:
  Capital expenditures and acquisitions....................................     (54,587)     (68,655)    (166,040)
  Proceeds from sale-leaseback transaction.................................          --           --       56,050
  Proceeds from sale of assets.............................................          --           --        2,400
  Proceeds from sale of discontinued operation.............................      89,464           --           --
  Other cash used in discontinued operations...............................     (84,655)          --           --
  Purchases of available-for-sale securities...............................    (339,472)    (301,207)    (671,842)
  Purchases of held-to-maturity securities.................................     (14,331)      (1,623)     (12,287)
  Purchases of other short-term investments................................     (16,550)          --      (10,000)
  Proceeds from sales of available-for-sale securities.....................     301,851      344,408      477,014
  Proceeds from held-to-maturity securities................................      16,972        3,289          311
                                                                              ---------    ---------    ---------
Net cash used in investing activities......................................    (101,308)     (23,788)    (324,394)
                                                                              ---------    ---------    ---------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable................................       2,000           --        4,000
  Increase (decrease) in short-term debt...................................     (14,249)      16,794       48,861
  Proceeds from issuance of long-term debt.................................     324,093           --           --
  Tender Offer of G-I Holdings Discount Notes..............................    (376,345)          --           --
  Repurchase of Discount Notes by G-I Holdings.............................     178,861           --           --
  Increase (decrease) in borrowings under revolving credit facility........      29,625      (35,425)      97,600
  Other increase (decrease) in long-term debt, net.........................         543         (153)        (643)
  Decrease in loans from affiliate.........................................    (117,834)          --           --
  Financing fees and expenses..............................................      (8,642)        (790)        (174)
  Repurchases of common stock..............................................          --           --       (9,326)
  Subsidiary's repurchases of common stock.................................     (15,134)     (10,240)          --
  Dividends and distributions to parent company............................     (68,049)          --           --

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------
                                                                                1996         1997         1998
                                                                              ---------    ---------    ---------
                                                                                          (THOUSANDS)

  Capital contribution from parent company.................................      61,558           --           --
  Other, net...............................................................       1,176        1,626        1,388
                                                                              ---------    ---------    ---------
Net cash provided by (used in) financing activities........................      (2,397)     (28,188)     141,706
                                                                              ---------    ---------    ---------
Net change in cash and cash equivalents....................................       3,858        2,557        4,143
                                                                              ---------    ---------    ---------
Cash and cash equivalents, end of year.....................................   $  17,938    $  20,495    $  24,638
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Supplemental Cash Flow Information:
  Effect on cash from (increase) decrease in working capital items*:
     Accounts receivable...................................................   $  (8,884)   $ (12,655)   $   2,581
     Inventories...........................................................        (575)     (11,137)     (11,894)
     Other current assets..................................................        (967)      (2,547)         778
     Accounts payable......................................................       1,712    3,694....        8,985
     Accrued liabilities...................................................      11,511        4,989       (6,755)
     Income taxes..........................................................        (265)      (1,269)         995
                                                                              ---------    ---------    ---------
Net effect on cash from (increase) decrease in working capital items.......   $   2,532    $ (18,925)   $  (5,310)
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------
Cash paid during the period for:
  Interest (net of amount capitalized).....................................   $  33,583    $  71,512    $  76,615
  Income taxes paid (refunded) (including taxes paid pursuant to the Tax
     Sharing Agreement)....................................................      61,701       (1,755)      22,109

  Acquisition of remaining 50% interest in GAF-Huls Chemie GmbH joint venture, net of $23,732 cash acquired**:
     Fair market value of assets acquired..................................                             $  48,003
     Purchase price of acquisition.........................................                                23,381
                                                                                                        ---------
     Liabilities assumed...................................................                             $  24,622
                                                                                                        ---------
                                                                                                        ---------

------------------

 * Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and payables to and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 6); such proceeds are reflected in cash from financing activities. As discussed in Note 9, in October 1996, the Company issued $199.9 million of its 9 3/4% Senior Notes due 2002 in a noncash exchange offer for G-I Holdings' Series B 10% Senior Notes due 2006.

** The Company had a 50% equity interest in the cash held by the joint venture prior to the acquisition, which was classified within Other Assets on the Consolidated Balance Sheet.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     CAPITAL
                                                                    STOCK AND               ACCUMULATED      RETAINED
                                                                    ADDITIONAL   TREASURY      OTHER         EARNINGS
                                                                     PAID-IN      STOCK     COMPREHENSIVE   (ACCUMULATED
                                                                     CAPITAL     AT COST    INCOME (LOSS)    DEFICIT)
                                                                    ----------   --------   -------------   ------------
                                                                                        (THOUSANDS)
Balance, December 31, 1995........................................   $ 56,342    $    --      $  14,556       $     --
  Comprehensive income, year ended December 31, 1996:
    Net income....................................................         --         --             --         53,933
    Other comprehensive income, net of tax:
      Unrealized holding gains, net of income taxes of $4,193.....                                6,293
      Less: Reclassification adjustment for gains included in net
        income, net of income taxes of $3,048.....................                                4,961
                                                                                              ---------
      Unrealized gains on available-for-sale securities...........         --         --          1,332             --
      Translation adjustment......................................         --         --         (6,943)            --
      Minimum pension liability adjustment........................         --         --          1,207             --
  Comprehensive income............................................
  Dividends and distributions to parent company...................         --         --             --        (67,858)
  Capital contribution from parent company........................     61,683         --             --             --
  Reclassification to additional paid-in capital of the excess of purchase price over the adjusted historical cost of
    predecessor company shares....................................    (72,605)        --             --             --
  Effect of exercises of subsidiary's stock options...............        717         --             --             --
  Effect of subsidiary's issuances of stock and options as
    incentives....................................................        289         --             --             --
                                                                     --------    --------     ---------       --------
Balance, December 31, 1996........................................   $ 46,426    $    --      $  10,152       $(13,925)
  Comprehensive income, year ended December 31, 1997:
    Net income....................................................         --         --             --         54,005
    Other comprehensive income, net of tax:
      Unrealized holding gains, net of income taxes of $7,849.....                               16,467
      Less: Reclassification adjustment for gains included in net
        income, net of income taxes of $4,781.....................                               10,834
                                                                                              ---------
      Unrealized gains on available-for-sale securities...........         --         --          5,633
      Translation adjustment......................................         --         --         (6,238)
      Effect of Separation Transactions on components of
        accumulated other comprehensive income (loss).............         --         --           (155)            --
      Minimum pension liability adjustment........................         --         --           (582)            --
  Comprehensive income............................................
  Effect of Separation Transactions...............................    165,840         --             --             --
  Effect of purchases of treasury stock...........................     (1,851)        --             --             --
  Effect of exercises of subsidiary's stock options...............      1,945         --             --             --
  Effect of subsidiary's issuances of stock and options as
    incentives....................................................        591         --             --             --
                                                                     --------    --------     ---------       --------
Balance, December 31, 1997........................................   $212,951    $    --      $   8,810       $ 40,080
  Comprehensive income (loss), year ended December 31, 1998:
    Net income....................................................         --         --             --          4,812
    Other comprehensive income (loss), net of tax:
      Unrealized holding losses, net of income tax benefit of
        $600......................................................                               (5,546)
      Less: Reclassification adjustment for gains included in net
        income, net of income taxes of $13,322....................                               26,782
                                                                                              ---------
      Unrealized losses on available-for-sale securities..........         --         --        (32,328)            --
      Translation adjustment......................................         --         --          2,975             --
      Effect of the Merger on components of accumulated other
        comprehensive income (loss)...............................         --         --           (196)            --
      Minimum pension liability adjustment........................         --         --         (4,022)            --
  Comprehensive income (loss).....................................
  Repurchases of common stock of ISP Holdings.....................         --     (1,312)            --             --
  Effect of the Merger............................................    275,982      1,312             --             --
  Repurchases of common stock--816,300 shares.....................         --     (9,326)            --             --
  Issuances under stock option plan--80,556 shares................         --        938             --             --
  Excess of proceeds over cost of treasury stock issued...........      1,570         --             --             --
  Effect of exercises of subsidiary's stock options...............     (2,019)        --             --             --
  Effect of issuances of stock options as incentives..............      1,496         --             --             --
                                                                     --------    --------     ---------       --------
Balance, December 31, 1998........................................   $489,980    $(8,388)     $ (24,761)      $ 44,892
                                                                     --------    --------     ---------       --------
                                                                     --------    --------     ---------       --------

                                                                    COMPREHENSIVE
                                                                    INCOME (LOSS)
                                                                    -------------
Balance, December 31, 1995........................................
  Comprehensive income, year ended December 31, 1996:
    Net income....................................................    $  53,933
                                                                      ---------
    Other comprehensive income, net of tax:
      Unrealized holding gains, net of income taxes of $4,193.....        6,293
      Less: Reclassification adjustment for gains included in net
        income, net of income taxes of $3,048.....................        4,961
                                                                      ---------
      Unrealized gains on available-for-sale securities...........        1,332
      Translation adjustment......................................       (6,943)
      Minimum pension liability adjustment........................        1,207
                                                                      ---------
  Comprehensive income............................................    $  49,529
                                                                      ---------
                                                                      ---------
  Dividends and distributions to parent company...................
  Capital contribution from parent company........................
  Reclassification to additional paid-in capital of the excess of purchase price over the adjusted historical cost of
    predecessor company shares....................................
  Effect of exercises of subsidiary's stock options...............
  Effect of subsidiary's issuances of stock and options as
    incentives....................................................
Balance, December 31, 1996........................................
  Comprehensive income, year ended December 31, 1997:
    Net income....................................................    $  54,005
                                                                      ---------
    Other comprehensive income, net of tax:
      Unrealized holding gains, net of income taxes of $7,849.....       16,467
      Less: Reclassification adjustment for gains included in net
        income, net of income taxes of $4,781.....................       10,834
                                                                      ---------
      Unrealized gains on available-for-sale securities...........        5,633
      Translation adjustment......................................       (6,238)
      Effect of Separation Transactions on components of
        accumulated other comprehensive income (loss).............         (155)
      Minimum pension liability adjustment........................         (582)
                                                                      ---------
  Comprehensive income............................................    $  52,663
                                                                      ---------
                                                                      ---------
  Effect of Separation Transactions...............................
  Effect of purchases of treasury stock...........................
  Effect of exercises of subsidiary's stock options...............
  Effect of subsidiary's issuances of stock and options as
    incentives....................................................
Balance, December 31, 1997........................................
  Comprehensive income (loss), year ended December 31, 1998:
    Net income....................................................    $   4,812
                                                                      ---------
    Other comprehensive income (loss), net of tax:
      Unrealized holding losses, net of income tax benefit of
        $600......................................................       (5,546)
      Less: Reclassification adjustment for gains included in net
        income, net of income taxes of $13,322....................       26,782
                                                                      ---------
      Unrealized losses on available-for-sale securities..........      (32,328)
      Translation adjustment......................................        2,975
      Effect of the Merger on components of accumulated other
        comprehensive income (loss)...............................         (196)
      Minimum pension liability adjustment........................       (4,022)
                                                                      ---------
  Comprehensive income (loss).....................................    $ (28,759)
                                                                      ---------
                                                                      ---------
  Repurchases of common stock of ISP Holdings.....................
  Effect of the Merger............................................
  Repurchases of common stock--816,300 shares.....................
  Issuances under stock option plan--80,556 shares................
  Excess of proceeds over cost of treasury stock issued...........
  Effect of exercises of subsidiary's stock options...............
  Effect of issuances of stock options as incentives..............
Balance, December 31, 1998........................................

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FORMATION OF THE COMPANY AND MERGER OF INTERNATIONAL SPECIALTY PRODUCTS INC. INTO ISP HOLDINGS INC.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings Inc. ("ISP Holdings"). In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. (the "Company"). In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of the Company, and the outstanding shares of ISP Holdings' common stock were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of the Company. The financial statements presented herein for periods prior to the Merger represent the results of the former ISP Holdings.

     As a result of the Merger, the Company incurred $12.8 million of charges against operating income in 1998, consisting of a $7.9 million charge in connection with the termination of ISP Holdings' stock appreciation rights and preferred stock option programs, a $2.6 million charge related to purchase accounting adjustments and $2.2 million of other expenses relating to investment banking, legal and other fees.

     Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). ISP Holdings was formed on August 6, 1996 and 10 shares of its common stock were issued to GAF in exchange for all of the capital stock of G-I Holdings Inc. ("G-I Holdings"), which resulted in G-I Holdings becoming a direct wholly-owned subsidiary of ISP Holdings.

     The accompanying Consolidated Financial Statements have been prepared on a basis which retroactively reflects the formation of ISP Holdings, as discussed above, for all periods presented. The net income for each period presented up to the date ISP Holdings was formed has been reflected as dividends and/or distributions to GAF.

     On January 1, 1997, GAF effected a series of transactions (the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of such distribution, ISP Holdings and Old ISP are no longer direct or indirect subsidiaries of GAF. Conversely, the assets and liabilities of the other wholly-owned subsidiaries of G-I Holdings, including Building Materials Corporation of America ("BMCA"), U.S. Intec, Inc. ("U.S. Intec"), and GAF Fiberglass Corporation ("GFC"), are no longer included in the consolidated assets and liabilities of the Company.

     Accordingly, the results of operations and assets and liabilities of G-I Holdings, BMCA, U.S. Intec and GFC, as well as GAF Broadcasting Company, Inc. (whose assets were sold in August 1996), have been classified as "Discontinued Operations" within the financial statements for all periods presented prior to the Separation Transactions.

     The Company is engaged principally in the manufacture and sale of a wide range of specialty chemicals, mineral products and filter products. See
Notes 13 and 14 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

     See Note 15 for information related to discontinued operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in income. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and amounted to $8.0 and $(24.0) million as of December 31, 1997 and 1998, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

     Included in "Investments in available-for-sale securities" at December 31, 1998 is a $136.3 million investment (based on market value) in Life Technologies, Inc. Such investment represents approximately 15% of the total outstanding common stock of Life Technologies, Inc.

     "Other income, net," includes $20.7, $46.7 and $43.2 million of net realized and unrealized gains on securities in 1996, 1997 and 1998, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     As of December 31, 1997 and 1998, the market value of the Company's equity securities held long was $207.0 and $320.7 million, respectively, and the Company had $29.5 and $82.4 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1997 and 1998, the market value of the Company's held-to-maturity securities was $0.3 and $12.3 million, respectively. The Company enters into equity-related financial instruments with off-balance-sheet risk as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 1998, the value of equity-related short contracts was $276.7 million, while the value of equity-related long contracts was $56.1 million, both of which are marked-to-market each month, with unrealized gains and losses included in the results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker-dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

     "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income, net." Liquidation of partnership interests generally require a 30 to 45 day notice period.

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Foreign Exchange Contracts

     The Company enters into forward foreign exchange instruments with off-balance-sheet risk in order to hedge a portion of both its borrowings denominated in foreign currency and its firm or anticipated purchase commitments related to the operations of foreign subsidiaries. Gains and losses on instruments used to hedge firm purchase commitments are deferred, and amortization is included in the measurement of the foreign currency transactions hedged. Gains and losses on instruments used to hedge anticipated purchases are recognized within "Other income, net."

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

     As of December 31, 1997 and 1998, the U.S. dollar equivalent fair value of outstanding forward foreign exchange contracts was $151.6 and $90.8 million, respectively, and the amount of net unrealized gains (losses) on such instruments was $1.4 and ($4.4) million at December 31, 1997 and 1998, respectively. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. In addition, the U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1997 and 1998 entered into as a hedge of non-local currency intercompany loans was $24.9 and $18.4 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans.

     The Company continually monitors its risk from the effects of foreign currency fluctuations on its operations and on the derivative products used to hedge its risk. The Company utilizes real-time, on-line foreign exchange data and news as well as evaluation of economic information provided by financial institutions. Mark-to-market valuations are made on a regular basis. Hedging strategies are approved by senior management before being implemented.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, other than those located in highly inflationary countries, are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and amounted to $1.4 and $4.0 million as of December 31, 1997 and 1998, respectively. Income and expenses are translated at average exchange rates prevailing during the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and translation adjustments of subsidiaries in countries with highly inflationary economies, are included in "Other income, net".

  Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

     Goodwill, which arose principally from the 1989 management-led buyout (the "Acquisition") of the predecessor company to the Company's former parent company, GAF, and as a result of the Merger (see Note 1), is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
  Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("swaps") are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

  Research and Development

     Research and development costs are charged to operations as incurred and amounted to $25.4, $27.3 and $26.3 million for 1996, 1997 and 1998, respectively.

  Earnings per Common Share

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which requires the Company to present Basic Earnings per Share and Diluted Earnings per Share. Earnings per share data for all periods prior to the Merger are calculated based on the 53,833,333 shares of the Company's common stock held by ISP Holdings' stockholders. For periods subsequent to the Merger, "Basic Earnings per Share" are calculated based on the total weighted average number of shares of the Company's common stock outstanding during the period. "Diluted Earnings per Share" for periods subsequent to the Merger give effect to all potential dilutive common shares outstanding during the period under the Company's 1991 Incentive Plan for Key Employees and Directors (see Note 11).

  Investment in Joint Venture

     Prior to April 1, 1998, the Company had a 50% equity ownership in GAF-Huls Chemie GmbH ("GhC"), a joint venture which operated a chemical manufacturing plant in Germany, and was accounted for by the equity method. Effective
April 1, 1998, the Company acquired the remaining 50% interest in GhC (see
Note 5). The Company's equity in the net assets of GhC was $34.3 million as of December 31, 1997, and is included in "Other assets." Dividends received by the Company from GhC totaled $5.7, $6.3 and $8.1 million for 1996, 1997 and 1998, respectively.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1998, is $20.0 million, before reduction for insurance recoveries reflected on its balance sheet of $10.7 million. The Company's liability is reflected on an undiscounted basis. See Note 16 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Accumulated Other Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. The Company adopted SFAS No. 130 as of January 1, 1998 and has reclassified financial statements for earlier periods. In the Company's case, comprehensive income includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, foreign currency translation adjustments,

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) and minimum pension liability adjustments. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Stockholders' Equity.

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1996, 1997 and 1998 are as follows:

                                                 UNREALIZED        CUMULATIVE
                                                 GAINS (LOSSES)     FOREIGN       MINIMUM      ACCUMULATED
                                                 ON AVAILABLE-     CURRENCY       PENSION         OTHER
                                                  FOR-SALE         TRANSLATION   LIABILITY     COMPREHENSIVE
                                                 SECURITIES        ADJUSTMENT    ADJUSTMENT    INCOME (LOSS)
                                                 --------------    ----------    ----------    -------------
                                                                         (THOUSANDS)
Balance, December 31, 1995....................      $  1,750        $ 14,096      $ (1,290)      $  14,556
Change for the year 1996......................         1,332          (6,943)        1,207          (4,404)
                                                    --------        --------      --------       ---------
Balance, December 31, 1996....................      $  3,082        $  7,153      $    (83)      $  10,152
Change for the year 1997......................         4,925          (5,768)         (499)         (1,342)
                                                    --------        --------      --------       ---------
Balance, December 31, 1997....................      $  8,007        $  1,385      $   (582)      $   8,810
Change for the year 1998......................       (32,044)          2,606        (4,133)        (33,571)
                                                    --------        --------      --------       ---------
Balance, December 31, 1998....................      $(24,037)       $  3,991      $ (4,715)      $ (24,761)
                                                    --------        --------      --------       ---------
                                                    --------        --------      --------       ---------

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

NOTE 3. PROVISION FOR RESTRUCTURING AND IMPAIRMENT LOSS

     The Company announced in January 1999 that it was shutting down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. The decision to shut down this production unit, the Company's highest-cost butanediol production, resulted from significant adverse changes in the butanediol market and the Company's acquisition of the remaining 50% interest in GhC (see Note 5). Accordingly, the Company recorded a one-time restructuring charge against operating income of $42.7 million, as detailed below.

     In conjunction with the decision to shut down the butanediol production unit in Calvert City, the Company also reviewed its butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities to determine if the carrying amount of such assets was recoverable. As a result of determining that the expected undiscounted cash flows of the assets is less than their carrying amount, the Company recognized an impairment loss of $16.6 million to write down these assets to fair value.

     Prior to acquiring the remaining 50% interest in GhC, the Company intended to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. Costs incurred in previous years for this project totaled $10.7 million and were included in "Construction in progress" at December 31, 1997. Such costs represented site evaluation, engineering, infrastructure and future technology.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3. PROVISION FOR RESTRUCTURING AND IMPAIRMENT LOSS--(CONTINUED)
Based on the Company's decision to discontinue this project as no longer needed as a result of the adverse changes in the butanediol market and the GhC acquisition, these costs are no longer recoverable and were written off in the fourth quarter of 1998.

     In the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of $0.5 million for severance related to 52 terminated employees in the sales and marketing, finance and accounting, and the supply chain departments, $1.7 million for lease obligations and $0.8 million for the relocation of headquarters operations and other related expenses. As of December 31, 1998, this accrual had a remaining balance of $1.8 million.

     Following is a detail of the $73.0 million provision for restructuring and impairment loss:

                                                                            (MILLIONS)
                                                                            ----------
Write-off of Calvert City production assets..............................     $ 22.1
Impairment loss on Texas City and Seadrift assets........................       16.6
Write-off of goodwill related to the butanediol business.................       13.1
Write-off of fixed asset costs related to the terminated European
  expansion project......................................................       10.7
Accrual for decommissioning, demolition and remediation costs............        4.7
Accrual for severance costs..............................................        0.9
Accrual for costs related to termination of raw material contracts and
  other related costs....................................................        1.9
Accrual for consolidation of European offices............................        3.0
                                                                              ------
Total provision..........................................................     $ 73.0
                                                                              ------
                                                                              ------

     Of the total $70.0 million provision recorded in the fourth quarter of 1998, $7.5 million represents cash costs to be incurred, mainly in 1999, including severance costs of $0.9 million for 41 terminated employees who were operators and supervisors in the butanediol production unit that was shut down. As a result of the write-off of property, plant and equipment and goodwill, the Company estimates that its depreciation expense will be lowered by approximately $4.5 million per year and that goodwill amortization will be lowered by approximately $0.4 million per year.

NOTE 4. INCOME TAXES

     Income tax (provision) benefit for continuing operations consists of the following:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
                                                                                 (THOUSANDS)
Federal:
  Current............................................................  $ (35,743) $  (2,957) $    (815)
  Deferred...........................................................      2,071    (27,832)     6,598
                                                                       ---------  ---------  ---------
     Total Federal...................................................    (33,672)   (30,789)     5,783
                                                                       ---------  ---------  ---------
Foreign-current......................................................     (6,648)    (5,394)   (19,919)
                                                                       ---------  ---------  ---------
State and local:
  Current............................................................     (2,182)    (2,216)    (1,407)
  Deferred...........................................................        423       (738)       218
                                                                       ---------  ---------  ---------
     Total state and local...........................................     (1,759)    (2,954)    (1,189)
                                                                       ---------  ---------  ---------
Income tax provision.................................................  $ (42,079) $ (39,137) $ (15,325)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4. INCOME TAXES--(CONTINUED)
     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1996       1997       1998
                                                                       ---------  ---------  ---------
                                                                                 (THOUSANDS)
Statutory tax provision..............................................  $ (40,820) $ (37,742) $ (10,646)
Impact of:
  Foreign operations.................................................      1,848      2,541      1,916
  State and local taxes, net of Federal benefits.....................     (1,143)    (1,920)      (774)
  Nondeductible goodwill amortization................................     (4,620)    (4,611)    (9,858)
  Percentage depletion...............................................      1,668      1,680      1,929
  Other, net.........................................................        988        915      2,108
                                                                       ---------  ---------  ---------
Income tax provision.................................................  $ (42,079) $ (39,137) $ (15,325)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

     The components of the net deferred tax liability are as follows:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1997       1998
                                                                         ---------  ---------
                                                                             (THOUSANDS)
Deferred tax liabilities related to:
  Property, plant and equipment........................................  $  93,603  $  95,776
  Other................................................................      2,201         --
                                                                         ---------  ---------
Total deferred tax liabilities.........................................     95,804     95,776
                                                                         ---------  ---------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes...........................    (13,558)   (12,323)
  Deferred income......................................................    (11,092)      (499)
  Foreign tax credits not yet utilized under the Tax Sharing
     Agreement.........................................................     (4,341)        --
  Carryover AMT and R&D credits........................................         --     (7,802)
  Other................................................................     (5,749)   (25,222)
                                                                         ---------  ---------
Total deferred tax assets..............................................    (34,740)   (45,846)
                                                                         ---------  ---------
Net deferred tax liability.............................................     61,064     49,930
Deferred tax assets reclassified to other current assets...............      6,854     10,352
                                                                         ---------  ---------
Noncurrent deferred tax liability......................................  $  67,918  $  60,282
                                                                         ---------  ---------
                                                                         ---------  ---------

     The Company was a party to tax sharing agreements with members of the GAF consolidated group (the "GAF Group"). As a result of the Separation Transactions, the Company is no longer included in the consolidated Federal income tax returns of GAF, and therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of the Company for periods subsequent to the Separation Transactions. The Company remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the GAF Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to GAF equal to the Company's allocable share of the GAF Group's consolidated tax liability. Alternatively, the Company would be entitled to refunds if losses or other attributes reduce the GAF Group's consolidated tax liability. Moreover, foreign tax credits generated by the Company not utilized by GAF will be refunded by GAF or its subsidiary to the Company, if such credits expire unutilized upon termination of the statute of limitations for the year of

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4. INCOME TAXES--(CONTINUED)
expiration. Furthermore, those tax sharing agreements provide for an indemnification to the Company for any tax liability attributable to another member of the GAF Group.

     On September 15, 1997, GAF received a notice from the IRS of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which GFC, a subsidiary of GAF, holds an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF, G-I Holdings and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability.

NOTE 5. ACQUISITIONS

     Effective April 1, 1998, the Company acquired the remaining 50% interest in GhC, its joint venture with Huls AG. GhC consists of a manufacturing facility that produces primarily butanediol and tetrahydrofuran. As part of the transaction, the Company also acquired Huls' production facility that supplies GhC with acetylene, its primary raw material. The results of GhC are included in the Company's financial statements on a consolidated basis from the date of acquisition, including sales of $53.0 million for 1998.

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement for the facility's equipment with a third party. The lease has been accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the acquisition transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business. The results of the Freetown facility are included in the Company's financial statements from the date of acquisition and were not material to 1998 operations.

NOTE 6. SALE OF ACCOUNTS RECEIVABLE

     In June 1993 the Company sold its domestic trade accounts receivable, without recourse, for a maximum of $25 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time. The agreement under which the Company sells its domestic trade accounts receivable was renewed each year through 1998 for one-year periods on substantially the same terms and conditions, and the maximum purchase amount was increased in January 1998 to provide for up to $33 million in cash. In January 1999, the agreement was extended for a six-month period through June 1999. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income, net" and amounted to $1.6, $1.8 and $1.8 million in 1996, 1997 and 1998, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7. INVENTORIES

     At December 31, 1997 and 1998, $52.0 and $61.8 million, respectively, of domestic inventories were valued using the LIFO method. Inventories comprise the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1997        1998
                                                                        ----------  ----------
                                                                             (THOUSANDS)
Finished goods........................................................  $   84,912  $   87,241
Work in process.......................................................      20,088      24,862
Raw materials and supplies............................................      18,408      30,065
                                                                        ----------  ----------
  Total...............................................................     123,408     142,168
Less LIFO reserve.....................................................      (3,498)     (3,280)
                                                                        ----------  ----------
Inventories...........................................................  $  119,910  $  138,888
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1997         1998
                                                                       ---------    ---------
                                                                            (THOUSANDS)
Land and land improvements..........................................   $  72,944    $  74,057
Buildings and building equipment....................................      87,574       90,530
Machinery and equipment.............................................     509,196      499,160
Construction in progress............................................      65,651       96,875
                                                                       ---------    ---------
  Total.............................................................     735,365      760,622
Less accumulated depreciation.......................................    (216,443)    (207,427)
                                                                       ---------    ---------
Property, plant and equipment, net..................................   $ 518,922    $ 553,195
                                                                       ---------    ---------
                                                                       ---------    ---------

     See Note 16 for information regarding capital leases.

NOTE 9. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt comprises the following:

                                                                            DECEMBER 31,
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------
                                                                             (THOUSANDS)
9% Senior Notes due 2003..............................................   $324,249    $324,378
9 3/4% Senior Notes due 2002..........................................    199,871     199,871
9% Senior Notes due 1999..............................................    200,000     200,000
Borrowings under revolving credit facility............................     35,000     132,600
Obligation on mortgaged property, due 1999............................     38,125      38,125
Obligations under capital leases (Note 16)............................      1,939       1,317
Other.................................................................        262         387
                                                                         --------    --------
  Total long-term debt................................................    799,446     896,678
Less current maturities...............................................       (684)       (583)
                                                                         --------    --------
Long-term debt less current maturities................................   $798,762    $896,095
                                                                         --------    --------
                                                                         --------    --------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 9. LONG-TERM DEBT AND LINES OF CREDIT--(CONTINUED)

     In October 1996, the Company issued $325 million principal amount of 9% Senior Notes due 2003 (the "9% Senior Notes"). The net cash proceeds of
$317.2 million were utilized to consummate a cash tender offer (the "Tender Offer") for all of the Senior Discount Notes and Series B Senior Discount Notes due 1998 (the "Discount Notes") of G-I Holdings.

     In October 1996, the Company consummated an offer to exchange (the "Exchange Offer") $1,000 principal amount of 9 3/4% Senior Notes due 2002 (the "9 3/4% Senior Notes") for each $1,000 principal amount of G-I Holdings' Series B 10% Senior Notes due 2006 (the "10% Notes"). Pursuant to the Exchange Offer, an aggregate amount of $199.9 million of 9 3/4% Senior Notes were issued to the former holders of the 10% Notes.

     See Note 15 for additional information.

     Holders of the 9% Senior Notes and the 9 3/4% Senior Notes (collectively, the "Notes") have the right to require the Company to purchase the Notes at a price of 101% of their principal amount, and the Company has the right to redeem the Notes at their principal amount plus the Applicable Premium (as defined), together with any accrued and unpaid interest, in the event of a Change of Control (as defined). Under the indentures relating to the Notes, the incurrence of additional debt and the issuance of preferred stock by the Company would be restricted unless, subject to certain exceptions, the ratio of consolidated income before income taxes, interest, depreciation and amortization expense to the consolidated interest expense (as defined) for the most recently completed four fiscal quarters is at least 2 to 1. For the four quarters ended
December 31, 1998, the Company was in compliance with such test.

     In connection with the issuance of the 9% Senior Notes due March 1999 (the "9% Notes"), the Company entered into interest rate swap agreements ("swaps") with banks in an aggregate notional principal amount of $200 million. In 1993, the Company terminated the swaps, resulting in gains of $25.1 million, and entered into new swaps. The gains were deferred and are being amortized as a reduction of interest expense over the remaining life of the 9% Notes. As a result of the new swaps, the effective interest cost to the Company of the 9% Notes varies at a fixed spread over LIBOR. During 1997, the Company entered into five-year swaps with banks in the aggregate notional principal amount of $100 million in order to fix a portion of its interest expense and reduce its exposure to floating interest rates. These swaps require the Company to pay a fixed rate and receive LIBOR for a period of five years. In 1998, the Company entered into forward-starting swaps in the aggregate notional principal amount of $125 million in order to convert $125 million of its exposure to floating interest rates to fixed rates. As of December 31, 1998, such swaps had a maturity of March 1, 1999. Based on the fair value of all of the aforementioned swaps at December 31, 1997 and 1998, the Company would have incurred losses of $3.3 and $10.2 million, respectively, representing the estimated amount that would be payable by the Company if the swaps were terminated at such dates.

     The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In July 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million. Borrowings under the Credit Agreement bear interest at a floating rate (6.23% on December 31, 1998) based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of the Company. As of December 31, 1998, letters of credit in the amount of $7.9 million were outstanding under the Credit Agreement.

     The Company has a $38.1 million mortgage obligation, due April 1999, on its headquarters property. Interest on the mortgage is at a floating rate based on LIBOR. See Note 17.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9. LONG-TERM DEBT AND LINES OF CREDIT--(CONTINUED)
     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the Notes. As of December 31, 1998, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indentures relating to the Notes also limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. As of December 31, 1998, under the most restrictive of such limitations, the Company could have paid dividends and other restricted payments of up to $56.6 million.

     The Credit Agreement and the indentures relating to the Notes contain additional affirmative and negative covenants, including restrictions on liens, investments, transactions with affiliates, sale-leaseback transactions, and mergers and transfers of all or substantially all of the assets of the Company or its subsidiaries. The Credit Agreement also provides for a default if there is a change in control (as defined) of the Company.

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. The Credit Agreement also provides for adjustments to the interest rate if there is a change in the credit rating of the Company. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 9% Senior Notes as of December 31, 1997 and 1998 was $335.8 and $341.4 million, respectively, and the estimated fair value of the 9 3/4% Senior Notes as of December 31, 1997 and 1998 was $211.1 and $212.4 million, respectively. The estimated fair value of the 9% Notes as of December 31, 1997 and 1998 was $205.5 and $201.0 million, respectively.

     The aggregate maturities of long-term debt as of December 31, 1998 for the next five years are as follows:

                                                                (THOUSANDS)
                                                                -----------
1999.........................................................     $   583
2000.........................................................         415
2001.........................................................     132,946
2002.........................................................     200,040
2003.........................................................     324,416

     In the above table, 1999 maturities exclude the $200 million of 9% Notes due March 1, 1999 and the $38.1 million mortgage obligation (see Note 17). Maturities in 2001 include the $132.6 million of borrowings outstanding under the Credit Agreement as of December 31, 1998, based on the expiration of the Credit Agreement in July 2001. Maturities in 2002 include the $199.9 million of 9 3/4% Senior Notes. Maturities in 2003 include the $324.4 million of 9% Senior Notes, based on their accreted value as of December 31, 1998.

     At December 31, 1998, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $26.9 million, of which $14.6 million were unused. The weighted average interest rate on the Company's short-term borrowings as of December 31, 1997 and 1998 was 5.7% and 5.5%, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of the Company's common stock at a $.50 per share discount from the market price on the date of contribution), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $6.4, $7.0 and $8.0 million for 1996, 1997 and 1998, respectively.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     The Company's net periodic pension cost (income) for the Hourly Retirement Plan included the following components:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                  1996       1997       1998
                                                                 -------    -------    -------
                                                                          (THOUSANDS)
Service cost..................................................   $   315    $   284    $   313
Interest cost.................................................     1,439      1,481      1,586
Expected return on plan assets................................    (1,733)    (2,152)    (2,366)
Amortization of unrecognized prior service cost...............       174        174        174
                                                                 -------    -------    -------
Net periodic pension cost (income)............................   $   195    $  (213)   $  (293)
                                                                 -------    -------    -------
                                                                 -------    -------    -------

     The following tables set forth, for the years 1997 and 1998, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10. BENEFIT PLANS--(CONTINUED)
Consolidated Balance Sheets and changes in Accumulated Other Comprehensive Income (Loss) related to the Hourly Retirement Plan:

                                                                             DECEMBER 31,
                                                                           ------------------
                                                                            1997       1998
                                                                           -------    -------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...............................   $20,031    $21,718
  Service cost..........................................................       284        313
  Interest cost.........................................................     1,481      1,586
  Actuarial losses......................................................       755      1,298
  Benefits paid.........................................................      (833)      (900)
                                                                           -------    -------
  Benefit obligation at end of year.....................................    21,718     24,015
                                                                           -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year........................    19,076     21,426
  Actual return on plan assets..........................................     1,833       (358)
  Employer contributions................................................     1,350        840
  Benefits paid.........................................................      (833)      (900)
                                                                           -------    -------
  Fair value of plan assets at end of year..............................    21,426     21,008
                                                                           -------    -------
Reconciliation of funded status:
  Funded status.........................................................      (292)    (3,007)
  Unrecognized prior service cost.......................................     1,409      1,235
  Unrecognized actuarial losses.........................................       693      4,716
                                                                           -------    -------
  Net amount recognized in Consolidated Balance Sheets..................   $ 1,810    $ 2,944
                                                                           -------    -------
                                                                           -------    -------
Amounts recognized in Consolidated Balance Sheets:
  Accrued benefit cost..................................................   $  (292)   $(3,007)
  Intangible asset......................................................     1,409      1,235
  Accumulated other comprehensive (income) loss.........................       693      4,716
                                                                           -------    -------
  Net amount recognized.................................................   $ 1,810    $ 2,944
                                                                           -------    -------
                                                                           -------    -------
Change for the year in accumulated other comprehensive (income) loss:
  Change in intangible asset............................................   $  (207)   $   174
  Change in additional minimum liability................................       901      3,849
                                                                           -------    -------
  Total.................................................................   $   693    $ 4,023
                                                                           -------    -------
                                                                           -------    -------

     In determining the projected benefit obligation, the weighted average assumed discount rate was 7.25% and 7% for 1997 and 1998, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost (income), was 11% for 1997 and 1998.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $0.6, $0.6 and $1.0 million for 1996, 1997 and 1998, respectively.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10. BENEFIT PLANS--(CONTINUED)
     The net periodic postretirement benefit cost included the following components:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                                 1996     1997     1998
                                                                                 -----    -----    -----
                                                                                       (THOUSANDS)
Service cost..................................................................   $   4    $   4    $   6
Interest cost.................................................................     805      752      619
Amortization of unrecognized prior service cost...............................     (39)    (179)    (179)
                                                                                 -----    -----    -----
Net periodic postretirement benefit cost......................................   $ 770    $ 577    $ 446
                                                                                 -----    -----    -----
                                                                                 -----    -----    -----

     The following table sets forth, for the years 1997 and 1998, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                                             DECEMBER 31,
                                                                          --------------------
                                                                            1997        1998
                                                                          --------    --------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year..............................   $ 10,205    $ 10,324
  Service cost.........................................................          4           6
  Interest cost........................................................        752         619
  Actuarial (gains) losses.............................................        214        (968)
  Benefits paid........................................................       (851)       (732)
                                                                          --------    --------
  Benefit obligation at end of year....................................     10,324       9,249
                                                                          --------    --------
Change in plan assets:
  Fair value of plan assets at beginning of year.......................         --          --
  Employer contributions...............................................        851         732
  Benefits paid........................................................       (851)       (732)
                                                                          --------    --------
  Fair value of plan assets at end of year.............................         --          --
                                                                          --------    --------
Reconciliation of funded status:
  Funded status........................................................    (10,324)     (9,249)
  Unrecognized prior service cost......................................     (1,333)     (1,154)
  Unrecognized actuarial losses........................................      1,153         185
                                                                          --------    --------
  Net amount recognized in Consolidated Balance Sheets as accrued
     benefit cost......................................................   $(10,504)   $(10,218)
                                                                          --------    --------
                                                                          --------    --------

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1998 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 12% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1998 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7% for 1997 and 1998, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10. BENEFIT PLANS--(CONTINUED)
     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1998 by $416,000 and $419,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1997 and 1998 by $34,000 and $30,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by $373,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the year 1998 by $27,000.

NOTE 11. STOCK OPTION PLANS AND STOCK APPRECIATION RIGHTS

     The 1991 Incentive Plan for Key Employees and Directors, as amended (the "Plan"), authorizes the grant of options to purchase a maximum of 9,000,000 shares of the Company's common stock. The Compensation Committee of the Board of Directors (the "Committee") determines the exercise price and vesting schedule of options granted under the Plan. In 1996, 1997 and 1998, the Company granted options to certain employees to purchase 338,645, 264,344 and 2,029,301 shares, respectively, of the Company's common stock at exercise prices ranging from $.625 to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is recognized as compensation expense over the vesting periods of 2 1/2 to 3 years. Compensation expense for such options was $0.3, $0.7 and $1.9 million in 1996, 1997 and 1998, respectively. All other employee options granted under the Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors.

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards under the Plan at grant dates, the Company's pro forma net income for the years 1996, 1997 and 1998 would have been $53.2, $51.8 and $2.2 million, respectively, and pro forma basic earnings per share would have been $.99, $.96 and $.04, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11. STOCK OPTION PLANS AND STOCK APPRECIATION RIGHTS--(CONTINUED) The following is a summary of transactions pertaining to the Plan:

                                              YEAR ENDED             YEAR ENDED             YEAR ENDED
                                           DECEMBER 31, 1996      DECEMBER 31, 1997      DECEMBER 31, 1998
                                          -------------------    -------------------    -------------------
                                                     WEIGHTED               WEIGHTED               WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE
                                          SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                          (000'S)     PRICE      (000'S)     PRICE      (000'S)     PRICE
                                          -------    --------    -------    --------    -------    --------
Outstanding, January 1.................     3,277     $ 7.86       5,014     $ 9.32       4,733     $ 9.68
Granted................................     2,110      11.31         515      11.99       3,117      15.05
Exercised..............................      (113)      6.90        (306)      8.08        (351)      7.70
Forfeited..............................      (260)      8.17        (490)      9.37        (510)     11.19
                                          -------                -------                -------
Outstanding, December 31...............     5,014       9.32       4,733       9.68       6,989      12.06
                                          -------                -------                -------
                                          -------                -------                -------
Options exercisable, December 31.......     1,140       8.45       1,294       8.37       2,190      10.63
                                          -------                -------                -------
                                          -------                -------                -------

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1996, 1997 and 1998 under the Plan for which the exercise price equaled the fair market value of such shares on the date of grant was $3.50, $4.17 and $4.40 per share, respectively, and such weighted average fair value of options granted in 1996, 1997 and 1998 for which the exercise price was less than the fair market value of such shares on the date of grant was $5.99, $7.93 and $6.42 per share, respectively.

     The following is a summary of the status of stock options outstanding and exercisable under the Plan as of December 31, 1998:

                                                            STOCK OPTIONS
                                                             OUTSTANDING                   STOCK OPTIONS
                                                  ----------------------------------        OUTSTANDING
                                                                          WEIGHTED      -------------------
                                                             WEIGHTED      AVERAGE                 WEIGHTED
                                                             AVERAGE      REMAINING                AVERAGE
RANGE OF                                          SHARES     EXERCISE    CONTRACTUAL    SHARES     EXERCISE
EXERCISE PRICES                                   (000'S)     PRICE         LIFE        (000'S)     PRICE
-----------------------------------------------   -------    --------    -----------    -------    --------
$ 5.00-$ 7.50..................................     1,250     $ 6.71     4.04 years         890     $ 6.63
$ 7.51-$11.25..................................     1,198       9.28     5.68 years         340       8.88
$11.26-$16.88..................................     4,485      14.21     7.67 years         960      14.96
$16.89-$18.63..................................        56      18.33     8.45 years          --         --
                                                  -------                               -------
Total..........................................     6,989      12.06     6.69 years       2,190      10.63
                                                  -------                               -------
                                                  -------                               -------

     ISP Holdings issued options in 1996 to certain employees to purchase 138,983 shares of ISP Holdings' redeemable convertible preferred stock ("Preferred Stock"), exercisable at a price of $111.44 per share. Each share of Preferred Stock was convertible, at the holder's option, into shares of common stock of ISP Holdings at a formula price based on the sum of the determined initial Book Value (as defined) plus interest on such Book Value at a specified rate. The options vested over seven years, subject to earlier vesting under certain circumstances including in connection with a change of control.

     ISP Holdings also issued stock appreciation rights ("SARs") in 1996 related to 27,748 shares of ISP Holdings' common stock. The SARs represented the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of ISP Holdings over the sum of the determined initial Book Value (as defined) per share of common stock of ISP Holdings plus interest on such Book Value at a specified rate. The SARs vested over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control. Compensation expense related to SARs was $0 for 1996 and $1.3 million for 1997.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11. STOCK OPTION PLANS AND STOCK APPRECIATION RIGHTS--(CONTINUED)
     As a result of the Merger (see Note 1), ISP Holdings' Preferred Stock option and SAR programs were terminated, and the Company charged $7.9 million against operating income for cash payments made in 1998 for amounts vested at that time. Additional accruals totaling $3.1 million may be made over the remaining vesting period from the date of the Merger through 2003, including $0.8 million accrued in 1998 after the Merger.

NOTE 12. RELATED PARTY TRANSACTIONS

     BMCA, an indirect subsidiary of GAF and an affiliate of the Company, and its subsidiaries purchase all of their colored roofing granules requirements from the Company (except for the requirements of their California and Oregon roofing plants and a portion of their Indiana roofing plant, which are supplied by a third party) under a requirements contract. Effective January 1, 1999, this contract was amended to cover, among other things, purchases of colored roofing granules by BMCA's subsidiaries and was renewed for 1999. This contract is subject to annual renewal unless terminated by either party to such agreement. In 1998, BMCA and its subsidiaries purchased a total of $62.6 million of mineral products from the Company, representing 7.6% of the Company's total net sales and 66.2% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $50.5 and $51.1 million for 1996 and 1997, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 1997 and 1998 was $2.8 and $5.6 million, respectively.

     Pursuant to a management agreement (the "Management Agreement"), the Company has provided certain general management, administrative, legal, telecommunications, information and facilities services to certain of its affiliates, including GAF, BMCA, G-I Holdings and GFC. Charges by the Company for providing such services aggregated $6.2, $5.6 and $5.1 million for 1996, 1997 and 1998, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. Effective January 1, 1999, the term of the Management Agreement was extended through the end of 1999, and the management fees payable by BMCA thereunder were increased. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 1998 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 1999 is expected to be approximately $6.1 million.

NOTE 13. BUSINESS SEGMENT INFORMATION

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. Business segment and geographic disclosures (see Note 14) for prior periods have been restated to comply with SFAS No. 131.

     The Company is a leading multinational manufacturer of a broad spectrum of specialty chemicals, mineral products and filter products. In addition to the Mineral Products and Filter Products segments, the Company operates its Specialty Chemicals business through three reportable business segments, organized based upon the markets for their products and the internal management of the Company, as follows:

     Personal Care products serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products. Skin care ingredients include sunscreen actives, waterproofing agents, preservatives, emollients and moisturizers. Hair care ingredients include a number of specially formulated fixative resins for hairsprays, mousses and gels, as well as thickeners and stabilizers for shampoos and conditioners.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13. BUSINESS SEGMENT INFORMATION--(CONTINUED)
     Pharmaceutical, Agricultural and Beverage products are sold to these three government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectables, cough syrups, antiseptics, toothpastes and denture adhesives. The Company is a leading producer of inert ingredients for the agricultural industry, where the Company's solvents and polymers are used for the formulation of safer and more effective crop treatment products. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

     Performance Chemicals, Fine Chemicals and Industrial. The Company's Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers, and advanced materials for industrial applications. The Company's acetylene-based chemistry produces a number of performance polymers for use in a wide range of industrial markets including coatings, adhesives, imaging, detergents, electronics, and metalworking. The Company manufactures a broad range of Fine Chemicals including bulk pharmaceuticals, pharmaceutical intermediates, and pheromones for use in insect population measurement and control. The Company's Industrial business markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), which are sold primarily to industrial markets for use in high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

     Mineral Products. The Company manufactures ceramic-coated colored roofing granules that are sold primarily to the North American roofing industry for use in the production of asphalt roofing shingles.

     Filter Products. The Company manufactures a complete line of filter systems for use in the macroscopic filtration of process liquids. Serving primarily the paint, automotive, chemical, pharmaceutical, petroleum, and food and beverage industries, the Company is a global supplier of pressure-rated bag filtration equipment.

     The following segment data are presented based on the Company's internal management reporting system for the five reportable business segments. The Company evaluates segment performance based on operating income. Therefore, the measure of profit or loss that is reported to management for each segment is operating income. Interest expense, other income items, income taxes and extraordinary items are not allocated to the business segments for management reporting. At this time, the Company's internal management reporting system does not report assets by segment for the three specialty chemicals reportable segments (Personal Care; Pharmaceutical, Agricultural and Beverage; and Performance Chemicals, Fine Chemicals and Industrial), as many of the Company's plant assets are utilized by several of the segments. Therefore, the following asset-related segment data are presented only for Specialty Chemicals, Mineral Products and Filter Products.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13. BUSINESS SEGMENT INFORMATION--(CONTINUED)

     Sales of Mineral Products to BMCA and its subsidiaries in 1996, 1997 and 1998 accounted for 59.0%, 61.5% and 66.2%, respectively, of the Company's net sales of Mineral Products, representing 7.1%, 6.8% and 7.6%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 1996, 1997 or 1998.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1996       1997       1998
                                                                                 ---------  ---------  ---------
                                                                                           (MILLIONS)
Net sales:
  Personal Care................................................................  $   190.7  $   187.4  $   189.4
  Pharmaceutical, Agricultural and Beverage....................................      194.9      208.4      210.6
  Performance Chemicals, Fine Chemicals and Industrial.........................      205.7      230.0      290.1
                                                                                 ---------  ---------  ---------
     Total Specialty Chemicals.................................................      591.3      625.8      690.1
  Mineral Products(1)..........................................................       85.6       83.1       94.5
  Filter Products..............................................................       39.6       40.3       39.3
                                                                                 ---------  ---------  ---------
Net sales......................................................................  $   716.5  $   749.2  $   823.9
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Operating income:
  Personal Care................................................................  $    47.6  $    44.0  $    34.7
  Pharmaceutical, Agricultural and Beverage....................................       44.6       46.6       45.8
  Performance Chemicals, Fine Chemicals and Industrial.........................       27.1       31.9       54.7
                                                                                 ---------  ---------  ---------
     Total Specialty Chemicals.................................................      119.3      122.5      135.2
  Mineral Products.............................................................       16.5       17.0       20.5
  Filter Products..............................................................        0.2        3.6        3.6
                                                                                 ---------  ---------  ---------
     Total segment operating income............................................      136.0      143.1      159.3
  Unallocated corporate office expenses........................................         --       (1.9)      (3.7)
  Restructuring and impairment loss(2).........................................         --         --      (73.0)
  Merger-related expenses......................................................         --         --      (12.8)
                                                                                 ---------  ---------  ---------
     Total operating income....................................................      136.0      141.3       69.8
Interest expense and other, net................................................      (19.4)     (33.5)     (39.4)
                                                                                 ---------  ---------  ---------
Income from continuing operations before income taxes and extraordinary loss...  $   116.6  $   107.8  $    30.4
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Assets:
  Specialty Chemicals(3).......................................................  $   963.8  $   985.7  $ 1,050.3
  Mineral Products.............................................................      154.5      155.2      157.6
  Filter Products..............................................................       22.0       23.3       26.4
  General Corporate(4).........................................................      253.4      321.5      531.3
  Net current assets of discontinued operations................................      206.7         --         --
                                                                                 ---------  ---------  ---------
Total assets...................................................................  $ 1,600.4  $ 1,485.7  $ 1,765.6
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Capital expenditures and acquisitions:
  Specialty Chemicals..........................................................  $    41.9  $    56.3  $   153.7
  Mineral Products.............................................................        9.5       11.2       10.1
  Filter Products..............................................................        3.2        1.0        2.2
  Unallocated corporate office.................................................         --        0.2         --
                                                                                 ---------  ---------  ---------
Total..........................................................................  $    54.6  $    68.7  $   166.0
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Depreciation and goodwill amortization:
  Specialty Chemicals..........................................................  $    41.4  $    44.0  $    50.3
  Mineral Products.............................................................        9.6       10.1       11.8
  Filter Products..............................................................        0.5        0.6        0.8
  Unallocated corporate office.................................................         --        0.5        2.2
                                                                                 ---------  ---------  ---------
Total..........................................................................  $    51.5  $    55.2  $    65.1
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------
(1) Includes sales to BMCA and its subsidiaries of $50.5, $51.1 and $62.6 million for 1996, 1997 and 1998, respectively.

                                              (Footnotes continued on next page)

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13. BUSINESS SEGMENT INFORMATION--(CONTINUED)
(Footnotes continued from previous page)
(2) Of the $73.0 million restructuring and impairment loss in 1998, $70.0 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment. The remaining $3.0 million provision relates to the consolidation of European offices and affects all business segments except Mineral Products.

(3) Identifiable assets of Specialty Chemicals as of December 31, 1996 and 1997 include the Company's 50% ownership of GhC. See Notes 2 and 5.

(4) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes and are not allocated to industry segments.

NOTE 14. GEOGRAPHIC INFORMATION

     Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on location of customers and reflect the Company's internal management reporting system.

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------
                                                                                                 (MILLIONS)
Net sales:
  North America:
     United States...................................................................  $   350.6  $   376.9  $   413.0
     Canada..........................................................................       14.4       15.8       17.5
                                                                                       ---------  ---------  ---------
       Total North America...........................................................      365.0      392.7      430.5
                                                                                       ---------  ---------  ---------
  Europe:
     Germany(1)......................................................................       49.1       39.0       93.0
     United Kingdom..................................................................       39.5       39.2       39.1
     France..........................................................................       23.9       22.7       23.8
     Italy...........................................................................       14.9       17.2       16.8
     Switzerland.....................................................................       10.8       14.7       13.2
     Other European countries........................................................       75.0       70.1       71.9
                                                                                       ---------  ---------  ---------
       Total Europe..................................................................      213.2      202.9      257.8
                                                                                       ---------  ---------  ---------
  Asia-Pacific:
     Japan...........................................................................       36.4       39.5       26.3
     Australia.......................................................................       12.6       12.7       12.1
     Taiwan..........................................................................        9.6       14.0       13.7
     Other Asia-Pacific countries....................................................       44.4       46.4       40.3
                                                                                       ---------  ---------  ---------
       Total Asia-Pacific............................................................      103.0      112.6       92.4
                                                                                       ---------  ---------  ---------
  Latin America:
     Brazil..........................................................................       13.7       15.5       16.9
     Mexico..........................................................................        8.5        9.8       12.1
     Other Latin American countries..................................................       13.1       15.7       14.2
                                                                                       ---------  ---------  ---------
       Total Latin America...........................................................       35.3       41.0       43.2
                                                                                       ---------  ---------  ---------
Total net sales......................................................................  $   716.5  $   749.2  $   823.9
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14. GEOGRAPHIC INFORMATION--(CONTINUED)

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1997       1998
                                                                                       ---------  ---------  ---------
                                                                                                 (MILLIONS)
Property, Plant and Equipment:
  United States......................................................................  $   473.8  $   501.9  $   479.6
  Germany(2).........................................................................        0.4        0.4       53.6
  All other foreign countries........................................................       15.3       16.6       20.0
                                                                                       ---------  ---------  ---------
Total Property, Plant and Equipment..................................................  $   489.5  $   518.9  $   553.2
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------
(1) Net sales for Germany for 1996 and 1997 do not include sales of the GhC joint venture, which was accounted for by the equity method prior to the Company's acquisition, effective April 1, 1998, of the remaining 50% interest in GhC. See Notes 2 and 5.

(2) The Company's other principal long-lived asset in Germany as of December 31, 1996 and 1997 was the 50% ownership of GhC of $38.2 and $34.3 million, respectively. See Notes 2 and 5.

     Approximately 50% of the Company's sales in 1998 were in foreign countries which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

NOTE 15. DISCONTINUED OPERATIONS

     On August 1, 1996, ISP Holdings completed the sale of WAXQ--FM, a commercial radio station operated by GAF Broadcasting Company, Inc. ("GAF Broadcasting"), which was a wholly-owned subsidiary of ISP Holdings, for a purchase price of $90.0 million. The gain on disposal of $43.6 million, after income taxes of $30.6 million, was recorded in the third quarter of 1996. Accordingly, GAF Broadcasting is reported as a discontinued operation.

     As a result of the Separation Transactions, G-I Holdings and its remaining assets, principally the building materials business, consisting of BMCA and U.S. Intec, and the assets and liabilities of GFC, as well as GAF Broadcasting, are reflected as discontinued operations in the Consolidated Financial Statements for periods prior to the Separation Transactions. Summary operating results of such discontinued operations are as follows:

                                                                              YEAR ENDED
                                                                              DECEMBER 31,
                                                                                 1996
                                                                              ------------
                                                                              (THOUSANDS)
Net sales..................................................................     $856,200
                                                                                --------
                                                                                --------
Loss before income taxes...................................................     $(28,015)
Income tax benefit.........................................................        8,425
                                                                                --------
Loss from discontinued operations(1).......................................     $(19,590)
                                                                                --------
                                                                                --------

------------------
(1) Loss from discontinued operations is net of elimination of intercompany interest, net of income taxes.

     In February 1996, G-I Holdings completed the exchange of $189.3 million in accreted value of its then-outstanding Discount Notes, for $200 million of its 10% Notes, which were subsequently subject to the Exchange Offer discussed in
Note 9. As discussed in Note 9, on October 18, 1996, ISP Holdings consummated the Tender Offer for G-I Holdings' Discount Notes. Pursuant to the Tender Offer, $346.9 million in accreted value of G-I Holdings' Discount Notes were purchased by ISP Holdings and $133.0 million in accreted value of such Discount Notes were subsequently repurchased by G-I Holdings (utilizing cash on hand and the repayment of

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15. DISCONTINUED OPERATIONS--(CONTINUED) monies owed to G-I Holdings by ISP) from ISP Holdings. G-I Holdings also purchased additional Discount Notes from ISP Holdings for an aggregate cash purchase price of $45.8 million, representing the sum of $45.0 million plus an amount sufficient to pay ISP Holdings' fees and expenses related to the Separation Transactions (to the extent not previously included in the repurchase of Discount Notes by G-I Holdings). ISP Holdings also concluded an offer to exchange its 9 3/4% Senior Notes for G-I Holdings' 10% Notes. Pursuant to the Exchange Offer, $199.9 million of G-I Holdings' 10% Notes were acquired by ISP Holdings.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

  Asbestos Litigation Against GAF

     GAF has advised the Company that, as of December 28, 1998, it is defending approximately 113,800 pending lawsuits involving alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims") (having received notice of approximately 93,500 new Asbestos Claims during 1998) and has resolved approximately 293,500 Asbestos Claims (including approximately 59,000 in 1998). GAF has advised the Company that it believes that a significant portion of the claims filed in 1998 were already pending against other defendants for some period of time, with GAF being added as a defendant upon the lifting in 1997 of the injunction relating to the Georgine class action settlement. This injunction prevented plaintiffs from filing or proceeding with their Asbestos Claims other than in accordance with the Georgine class action settlement, which was rendered inoperable in 1997 by a United States Supreme Court ruling. GAF's current estimated average cost for Asbestos Claims resolved in 1998 (including Asbestos Claims disposed of at no cost to GAF) is approximately $3,500 per claim. Substantially all of the costs in respect of these Asbestos Claims will be paid over several years. There can be no assurance that the actual costs of resolving pending and future Asbestos Claims will approximate GAF's estimated average costs for the Asbestos Claims resolved in 1998.

     GAF has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, and that it is exploring a number of options to accomplish such resolution. There can be no assurance that this effort will be successful.

     Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims. Should GAF, however, be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF and, in that regard, seek to recapture assets distributed by GAF, including assets distributed in the Separation Transactions. Although the Company does not believe any such action to unwind the Separation Transactions would be successful, there can be no assurance in that regard. If a creditor were successful in recapturing assets distributed in the Separation Transactions, such creditor could seek to enforce any asbestos-related judgment against GAF's assets, including the capital stock of the Company, and such enforcement could result in a change of control of the Company. See Note 9 for discussion of the Credit Agreement.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
  Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), as of December 31, 1998, is approximately $20.0 million, before reduction for insurance recoveries reflected on the Company's balance sheet (discussed below) of $10.7 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other current assets" and "Other assets."

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

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and the legal expenses incurred on the Company's behalf and that the recoveries could be well in excess of the current estimated liability for all Environmental Claims, although there can be no assurances in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for such claims.

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

     In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although there can be no assurance, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of no more than $7.5 million.

  Lease Commitments

     Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 1997 and 1998 in the amount of $2.1 and $2.2 million, respectively. The Company also has operating leases related to the sale-leaseback transaction discussed in Note 5 and for transportation, production and data processing equipment and for various buildings. Rental expense on operating leases was $8.7, $9.7 and $15.2 million for 1996, 1997 and 1998, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16. COMMITMENTS AND CONTINGENCIES--(CONTINUED)
Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 1998 were as follows:

                                                                                                CAPITAL    OPERATING
                                                                                                LEASES      LEASES
                                                                                                -------    ---------
                                                                                                    (THOUSANDS)
1999.........................................................................................   $   488     $ 9,391
2000.........................................................................................       434       8,326
2001.........................................................................................       339       7,239
2002.........................................................................................       137       6,252
2003.........................................................................................       140       5,893
Later years..................................................................................        --       7,423
                                                                                                -------     -------
Total minimum payments.......................................................................     1,538     $44,524
                                                                                                            -------
                                                                                                            -------
Less interest included above.................................................................       221
                                                                                                -------
Present value of net minimum lease payments..................................................   $ 1,317
                                                                                                -------
                                                                                                -------

  Other Matters

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility, the Company intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately
$100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating additional development opportunities at this site.

     See Note 4 for information regarding additional contingencies.

NOTE 17. SUBSEQUENT EVENTS

     On March 1, 1999, the Company repaid its 9% Senior Notes due March 1999 with $200 million of long-term Credit Agreement borrowings. On March 1, 1999, the Company also terminated the forward-starting interest rate swaps entered into in 1998 in the aggregate notional amount of $125 million. The cost to the Company to terminate such swaps was insignificant. On March 18, 1999, the Company received a one-year extension, to April 11, 2000, on its $38.1 million mortgage obligation.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                1997 BY QUARTER                         1998 BY QUARTER
                                      ------------------------------------    ------------------------------------
                                      FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                                                       (MILLIONS)
Net sales..........................   $191.2    $197.8    $183.6    $176.6    $200.7    $219.8    $206.9    $196.5
Cost of products sold..............    114.2     116.3     105.9     100.5     119.2     125.7     119.6     120.8
                                      ------    ------    ------    ------    ------    ------    ------    ------
Gross profit.......................   $ 77.0    $ 81.5    $ 77.7    $ 76.1    $ 81.5    $ 94.1    $ 87.3    $ 75.7
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
Operating income (loss)(1).........   $ 36.4    $ 39.0    $ 34.6    $ 31.3    $ 37.8    $ 48.1    $ 23.6    $(39.7)
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
Income (loss) before income
  taxes............................   $ 25.2    $ 28.8    $ 28.5    $ 25.3    $ 31.2    $ 38.8    $ 18.3    $(57.9)
Income tax (provision) benefit.....     (9.2)    (10.4)    (10.5)     (9.0)    (11.3)    (14.8)     (6.9)     17.7
Minority interest in income of
  subsidiary.......................     (3.8)     (3.9)     (3.6)     (3.4)     (4.2)     (5.0)     (1.1)       --
                                      ------    ------    ------    ------    ------    ------    ------    ------
Net income (loss)..................   $ 12.2    $ 14.5    $ 14.4    $ 12.9    $ 15.7    $ 19.0    $ 10.3    $(40.2)
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
Earnings per common share(2):
  Basic............................   $  .23    $  .27    $  .27    $  .24    $  .29    $  .35    $  .15    $ (.58)
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------
  Diluted..........................   $  .23    $  .27    $  .27    $  .24    $  .29    $  .35    $  .15    $ (.58)
                                      ------    ------    ------    ------    ------    ------    ------    ------
                                      ------    ------    ------    ------    ------    ------    ------    ------

------------------
(1) Operating income for the third quarter of 1998 reflects $12.8 million of merger-related expenses and $3.0 million of restructuring charges related to the consolidation of offices in the Company's European operations. Operating income (loss) for the fourth quarter of 1998 reflects $70.0 million of restructuring and impairment losses. See Note 3 to Consolidated Financial Statements.

(2) Earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the quarters. Earnings per share for all periods prior to the Merger are calculated based on the 53,833,333 shares of the Company's common stock held by ISP Holdings' stockholders. See Note 1 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                          YEAR ENDED DECEMBER 31, 1996
                                  (THOUSANDS)

                                                                  BALANCE      CHARGED TO                   BALANCE
                                                                 JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                                        1996        EXPENSES      DEDUCTIONS       1996
--------------------------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts..........................    $  2,879       $  272        $  311(a)     $  2,840
     Reserve for inventory market valuation...................      13,978        8,329         9,495          12,812

                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                                  BALANCE      CHARGED TO                   BALANCE
                                                                 JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                                        1997        EXPENSES      DEDUCTIONS       1997
--------------------------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts..........................    $  2,840       $  338        $  454(a)     $  2,724
     Reserve for inventory market valuation...................      12,812        7,631         6,360          14,083

                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                          BALANCE      CHARGED TO                            BALANCE
                                                         JANUARY 1,    COSTS AND                            DECEMBER 31,
DESCRIPTION                                                1998        EXPENSES      DEDUCTIONS    OTHER       1998
------------------------------------------------------   ----------    ----------    ----------    -----    ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which
  They Apply:
     Allowance for doubtful accounts..................    $  2,724      $    258       $  291(a)   $ 98(b)    $  2,789
     Reserve for inventory market valuation...........      14,083        15,595        7,762       127(b)      22,043
     Reserves for restructuring.......................          --        10,503        1,161        --          9,342

------------------
Notes:

(a) Represents write-off of uncollectible accounts net of recoveries.

(b) Represents balance acquired in acquisitions.

                                EXHIBIT INDEX

EXHIBIT
NUMBER                                                 DESCRIPTIONS
------   ---------------------------------------------------------------------------------------------------------
  3.1    -- Amended and Restated Certificate of Incorporation of ISP (incorporated by reference to Exhibit 4.1 to
            Post-Effective Amendment No. 1 on Form S-8 to the Registration Statement on Form S-4 of ISP
            (Registration No. 333-53709) (the "ISP Registration Statement")).

  3.2    -- By-laws of ISP (incorporated by reference to Exhibit 99.2 to the ISP Registration Statement).

  4.1    -- 9% Note Indenture, dated as of October 18, 1996, between ISP Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of ISP
            Holdings (Registration No. 333-17827) (the "Holdings Registration Statement")).

  4.2    -- 9 3/4% Note Indenture, dated as of October 18, 1996, between ISP Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to the Holdings Registration Statement).

 10.1    -- Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF Corporation, G-I
            Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building
            Materials Corporation, GAF Broadcasting Company, Inc., BMCA and ISP Opco Holdings Inc (incorporated by reference to Exhibit 10.1 to BMCA's Annual Report on Form 10-K for the year ended December 31, 1998).

 10.2    -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP
            Holdings, G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to
            Exhibit 10.7 to the Holdings Registration Statement).

 10.3    -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings, International Specialty
            Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

10 .4    -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the
            Registration Statement on Form S-1 of International Specialty Products Inc. (Registration
            No. 33-40351)).*

 10.5    -- International Specialty Products Inc. 1991 Incentive Plan for Key Employees and Directors, as amended
            (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP
            Registration Statement).*

 10.6    -- Agreement, dated July 30, 1993, between International Specialty Products Inc. and Carl R. Eckardt
            (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of G-I Holdings
            Inc. (Registration No. 33-72220)).*

 10.7    -- Letter Agreement, dated October 15, 1996, between GAF Corporation and Dr. Peter Heinze (incorporated by reference to Exhibit 10.14 to the Holdings Registration Statement).*

 10.8    -- Letter Agreement, dated July 15, 1998, between ISP and Dr. Peter Heinze (incorporated by reference to
            Exhibit 4.3 to ISP's Registration Statement on Form S-8 (Registration No. 333-62359)).*

 10.9    -- Stock Appreciation Rights Agreement, dated January 20, 1994, between GAF Corporation and James P.
            Rogers (incorporated by reference to Exhibit 10.20 to G-I Holdings Annual Report on Form 10-K for the
            year ended December 31, 1993).*

 10.10   -- Compensation and Indemnification Agreement among Charles M. Diker, Burt Manning and ISP, dated
            October 10, 1997 (incorporated by reference to Exhibit 10.23 to the ISP Registration Statement).*

 10.11   -- Agreement and Plan of Merger between ISP Holdings and International Specialty Products Inc., dated as of March 30, 1998 (incorporated by reference to Exhibit A to Amendment No. 2 to ISP Holdings Schedule
            13D with respect to the common stock of International Specialty Products Inc. filed with the
            Securities and Exchange Commission on April 1, 1998).

 21      -- Subsidiaries of ISP.

 23      -- Consent of Arthur Andersen LLP.

 27      -- Financial Data Schedule for fiscal year 1998, which is submitted electronically to the Securities and
            Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.