Form 10-Q
period 1999-04-04
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 1999-05-19
CIK 1026738

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended April 4, 1999

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-29764

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               51-0376469
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 300 Delaware Avenue, Wilmington, Delaware                       19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (302) 429-8641

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /


As of May 14, 1999, 68,300,400 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Thousands, except per share amounts)


                                                  Quarter Ended
                                             ----------------------
                                              March 29,   April 4,
                                                1998        1999
                                             ----------  ----------
Net sales.............................       $ 200,703   $ 212,170

Cost of products sold.................        (119,177)   (125,405)
Selling, general and administrative...         (40,421)    (43,317)
Gain on sale of assets................               -       8,541
Goodwill amortization.................          (3,339)     (4,195)
                                             ----------  ----------

Operating income......................          37,766      47,794
Interest expense......................         (17,938)    (20,276)
Equity in earnings of joint venture...           1,455           -
Other income (expense), net...........           9,955      (8,999)
                                             ----------  ----------

Income before income taxes............          31,238      18,519
Income taxes..........................         (11,354)     (6,497)
Minority interest in income of
  subsidiary..........................          (4,212)          -
                                             ----------  ----------

Net income............................       $  15,672   $  12,022
                                             ==========  ==========


Earnings per common share:

  Basic...............................       $     .29   $     .17
                                             ==========  ==========
  Diluted.............................       $     .29   $     .17
                                             ==========  ==========

Weighted average number of common and
 common equivalent shares outstanding:

  Basic...............................          53,833      68,760
                                             ==========  ==========
  Diluted.............................          53,833      68,978
                                             ==========  ==========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 April 4,
                                                  December 31,    1999
                                                      1998     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.....................  $   24,638   $   31,553
  Investments in trading securities.............      67,333       66,636
  Investments in available-for-sale securities..     233,625      271,232
  Investments in held-to-maturity securities....      12,287        4,306
  Other short-term investments..................      41,708       34,300
  Accounts receivable, trade, net...............      82,227       96,202
  Accounts receivable, other....................      21,748       44,819
  Receivable from related parties, net..........       7,769       13,095
  Inventories...................................     138,888      133,736
  Other current assets..........................      19,624       20,150
                                                  ----------   ----------
Total Current Assets............................     649,847      716,029
Property, plant and equipment, net..............     553,195      555,296
Goodwill, net...................................     526,928      522,727
Other assets....................................      35,653       34,234
                                                  ----------   ----------
Total Assets....................................  $1,765,623   $1,828,286
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Short-term debt...............................  $   87,937   $  131,454
  Current maturities of long-term debt..........         583          524
  Accounts payable..............................      61,722       75,914
  Accrued liabilities...........................      84,534       88,636
  Income taxes..................................       8,417        9,083
                                                  ----------   ----------
    Total Current Liabilities...................     243,193      305,611
                                                  ----------   ----------
Long-term debt less current maturities..........     896,095      902,944
                                                  ----------   ----------
Deferred income taxes...........................      60,282       55,859
                                                  ----------   ----------
Other liabilities...............................      64,330       66,022
                                                  ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued............................           -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ..............................         695          695
  Additional paid-in capital....................     489,285      489,463
  Treasury stock, at cost - 735,744 and
    1,056,848 shares, respectively..............      (8,388)     (10,859)
  Retained earnings.............................      44,892       56,914
  Accumulated other comprehensive loss..........     (24,761)     (38,363)
                                                  ----------   ----------
    Total Stockholders' Equity..................     501,723      497,850
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity......  $1,765,623   $1,828,286
                                                  ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Quarter Ended
                                                           --------------------
                                                           March 29,  April 4,
                                                             1998       1999
                                                           ---------- ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........   $ 20,495  $ 24,638
                                                            --------- ---------
Cash provided by (used in) operating activities:
  Net income.............................................     15,672    12,022
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of assets.............................          -    (8,541)
      Depreciation.......................................     10,639    12,207
      Goodwill amortization..............................      3,339     4,195
      Deferred income taxes..............................      7,488    (2,939)
  Increase in working capital items......................    (12,411)  (15,462)
  Purchases of trading securities........................    (23,173)  (44,742)
  Proceeds from sales of trading securities..............     50,724    52,336
  (Increase) decrease in net receivable from related
    parties..............................................     (2,891)   (5,326)
  Change in cumulative translation adjustment............     (2,661)  (11,065)
  Change in minority interest in subsidiary..............      3,745         -
  Other, net.............................................      7,206    (5,979)
                                                            --------- ---------

    Net cash provided by (used in) operating activities..     57,677   (13,294)
                                                            --------- ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition...................    (75,139)  (14,383)
  Proceeds from sale-leaseback transaction...............     56,050         -
  Proceeds from sale of assets...........................          -    11,533
  Purchases of available-for-sale securities.............   (157,285)  (52,006)
  Proceeds from sales of available-for-sale securities...     80,853     6,920
  Proceeds from held-to-maturity securities..............        311    11,440
  Proceeds from sales of other short-term investments....          -     8,935
                                                            --------- ---------
   Net cash used in investing activities.................    (95,210)  (27,561)
                                                            --------- ---------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............      3,126         -
  Increase in short-term debt............................     12,852    43,517
  Increase in borrowings under revolving credit facility.     17,000   207,000
  Repayments of long-term debt...........................       (132) (200,097)
  Repurchases of common stock............................          -    (3,046)
  Other, net.............................................        511       396
                                                            --------- ---------
Net cash provided by financing activities................     33,357    47,770
                                                            --------- ---------
Net change in cash and cash equivalents..................     (4,176)    6,915
                                                            --------- ---------
Cash and cash equivalents, end of period.................   $ 16,319  $ 31,553
                                                            ========= =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) -- (Continued)


                                                       Quarter Ended
                                                    --------------------
                                                    March 29,   April 4,
                                                       1998       1999
                                                    ---------  ---------
                                                         (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)........... $ 19,881   $ 25,500
    Income taxes...................................    2,802      8,674









































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 4, 1999, and the results of operations and cash flows for the periods ended March 29, 1998 and April 4, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K").


Note 1.  Disposition of Assets

     On April 4, 1999, the Company sold its pigments business, a non-core product line that was part of the Personal Care business segment, for $11.5 million. The sale resulted in a first quarter pre-tax gain of $8.5 million. The pigments product line accounted for $4.9 million of the Company's net sales in 1998. As a result, the sale will not have a material impact on the Company's results of operations.


Note 2.  Comprehensive Income

                                                    Quarter Ended
                                                 --------------------
                                                 March 29,   April 4,
                                                   1998        1999
                                                 ---------  ---------
                                                     (Thousands)
Net income.................................      $ 15,672   $ 12,022
                                                 ---------  ---------
Other comprehensive loss, net of tax:
  Change in unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains (losses)
    arising during the period, net of
    income tax (provision) benefit of
    $(2,838) and $1,363....................         6,306     (2,259)
  Less:  reclassification adjustment
   for gains included in net income, net
   of income taxes of $3,690 and $120......         8,316        278
                                                 ---------  ---------
  Total....................................        (2,010)    (2,537)
  Foreign currency translation adjustment..        (2,661)   (11,065)
                                                 ---------  ---------
Total other comprehensive loss.............        (4,671)   (13,602)
                                                ----------  ---------
Comprehensive income (loss)................     $  11,001   $ (1,580)
                                                ==========  =========

     Changes in the components of "Accumulated other comprehensive loss" for the quarter ended April 4, 1999 are as follows:

                            Unrealized  Cumulative
                            Losses on   Foreign     Minimum    Accumulated
                            Available-  Currency    Pension    Other
                            for-sale    Translation Liability  Comprehensive
                            Securities  Adjustment  Adjustment Loss
                            ----------  ----------- ---------- -------------
                                             (Thousands)
Balance, December 31, 1998.. $(24,037)   $  3,991    $ (4,715)   $(24,761)
Change for the period.......   (2,537)    (11,065)          -     (13,602)
                             --------    ---------   --------    --------
Balance, April 4, 1999...... $(26,574)   $ (7,074)   $ (4,715)   $(38,363)
                             ========    =========   ========    ========


Note 3.  Business Segment Information

     The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products and Filter Products segments. As of January 1, 1999, the Company transferred its solvents line of products from the Pharmaceutical, Agricultural and Beverage ("PAB") segment to the Performance Chemicals, Fine Chemicals and Industrial segment. Accordingly, prior year financial information for these two segments have been reclassified to conform to the 1999 presentation. The effect on the total year 1998 was to reduce sales and operating income for the PAB segment by $41.7 and $7.2 million, respectively, and increase sales and operating income for the Performance Chemicals, Fine Chemicals and Industrial segment by like amounts.

                                                           Quarter Ended
                                                       ----------------------
                                                       March 29,    April 4,
                                                         1998         1999
                                                       ---------   ----------
                                                             (Thousands)
Net sales:
  Personal Care....................................    $  54,255   $  52,272
  Pharmaceutical, Agricultural and Beverage........       44,566      46,012
  Performance Chemicals, Fine Chemicals and
    Industrial.....................................       69,087      80,200
                                                       ----------  ----------
    Total Specialty Chemicals......................      167,908     178,484
  Mineral Products (1).............................       23,257      23,164
  Filter Products..................................        9,538      10,522
                                                       ----------  ----------
Net sales..........................................    $ 200,703   $ 212,170
                                                       ==========  ==========

Operating income:
  Personal Care (2)................................    $  11,946   $  18,932
  Pharmaceutical, Agricultural and Beverage........       11,272      12,057
  Performance Chemicals, Fine Chemicals and
    Industrial.....................................        9,732      11,416
                                                       ----------    --------
    Total Specialty Chemicals......................       32,950      42,405
  Mineral Products...................................      4,618       4,213
  Filter Products....................................        730         991
                                                       ----------  ----------
    Total segment operating income.................       38,298      47,609
  Unallocated corporate office.....................         (532)        185
                                                       ----------  ----------
Total operating income.............................       37,766      47,794
Interest expense and other, net....................       (6,528)    (29,275)
                                                       ----------  ----------
Income before income taxes.........................    $  31,238   $  18,519
                                                       ==========  ==========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.6 and $16.2 million for the first quarter of 1998 and 1999, respectively.

(2) Personal Care operating income for the first quarter of 1999 includes a pre-tax gain of $8.5 million from the sale of the pigments product line. See Note 1.

Note 4.  Inventories

     Inventories comprise the following:

                                       December 31,   April 4,
                                           1998         1999
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $ 87,241      $ 82,776
     Work in process...............       24,862        21,725
     Raw materials and supplies....       30,065        32,697
                                        --------      --------
     Total.........................      142,168       137,198
     Less LIFO reserve.............       (3,280)       (3,462)
                                        --------      --------

     Inventories...................     $138,888      $133,736
                                        ========      ========


Note 5.  Long-term Debt

     On March 1, 1999, the Company repaid its 9% Senior Notes due March 1999 with $200 million of long-term borrowings under the Company's bank revolving credit facility. In addition, $200 million notional value of fixed to floating interest rate swaps matured on March 1, 1999. On March 1, 1999, the Company also terminated forward-starting interest rate swaps entered into in 1998 in the aggregate notional amount of $125 million. The cost to the Company to terminate such swaps was insignificant. On March 18, 1999, the Company received a one-year extension, to April 11, 2000, on its $38.1 million mortgage obligation. Accordingly, such mortgage obligation is classified as long-term debt on the Consolidated Balance Sheet.


Note 6.  Restructuring Reserves

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. The total charge included an accrual of $7.5 million for cash costs to be incurred, mainly over the next twelve to eighteen months, principally for decommissioning, demolition and remediation, and severance costs. During the first quarter of 1999, $1.5 million of costs were charged to this accrual, principally for decommissioning activities, leaving a reserve balance of $6.0 million as of the end of the quarter. In addition, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of costs to be incurred for lease obligations, severance costs and for relocation of headquarters operations and other related expenses. Charges against this reserve since the third quarter of 1998 have totaled $1.7 million, including $0.6 million in the first quarter of 1999, leaving a reserve balance of $1.3 million as of the end of the first quarter. This program is expected to be substantially completed by the end of the year 1999.

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

     For further information regarding environmental matters, reference is made to Note 16 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim against GAF

     Certain subsidiaries of the Company were members of the GAF Corporation ("GAF") consolidated Federal income tax group (the "GAF Group") in 1990 and, accordingly, would be severally liable for any tax liability of the GAF Group in respect of such year. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the GAF Group.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation, held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability.

              Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter 1999 Compared With
                        First Quarter 1998

     The Company recorded first quarter 1999 net income of $12.0 million (17 cents diluted earnings per share) compared with $15.7 million (29 cents diluted earnings per share) in the first quarter of 1998. The lower net income was attributable to lower other income (expense) and higher interest expense, partially offset by higher operating income which included an $8.5 million gain from the sale of a product line.

     Net sales for the first quarter of 1999 were $212.2 million compared with $200.7 million for the same period in 1998. The 6% sales growth was attributable to the Company's acquisition, effective April 1, 1998, of the remaining 50% interest in its joint venture with Huls AG, GAF-Huls Chemie GmbH ("ISP Marl"), which accounted for $14.6 million of sales in the first quarter of 1999. Net sales for the quarter also reflected higher sales in the Performance Chemicals business in Europe and the Fine Chemicals business in the United States, partially offset by lower sales for the Industrial business (excluding the impact of the sales of ISP Marl) and the Personal Care business segment. The higher sales reflected increased sales in the United States, offset by lower sales in Europe (excluding the impact of the ISP Marl sales), Latin America and the Asia-Pacific region.

     Operating income for the first quarter of 1999 was $47.8 million compared with $37.8 million for the first quarter of 1998. The results for the first quarter of 1999 included a pre-tax gain of $8.5 million from the sale of the Company's pigments business, a non-core product line that was part of the Personal Care business segment. Excluding this gain, operating income for the quarter was $39.3 million, a 4% increase over the first quarter of 1998. The increased operating income was primarily attributable to higher operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment (up $1.7 million), reflecting the operating results of ISP Marl.

     Interest expense for the first quarter of 1999 was $20.3 million versus $17.9 million for the same period last year, with the increase due primarily to higher average borrowings. Other expense, net, for the quarter was $9.0 million compared with other income, net, of $10.0 million in the first quarter of 1998, with the decrease resulting from investment losses in the quarter.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products and Filter Products segments.

Personal Care

     Sales in the first quarter of 1999 were $52.3 million, a $2.0 million decrease compared with $54.3 million for the same period last year. The lower sales were attributable to skin care products which experienced lower sales volumes and lower average price levels in some products. Sales of hair care products were flat with the prior year's quarter.

     Operating income for the first quarter of 1999 was $18.9 million and included a pre-tax gain of $8.5 million from the sale of the pigments business. Excluding this gain, operating income for the quarter was $10.4 million compared with $11.9 million in last year's quarter. The decline in operating income reflected lower sales and gross margins for skin care products due to the lower average price levels.

Pharmaceutical, Agricultural and Beverage ("PAB")

     Sales for the PAB segment were $46.0 million for the first quarter of 1999, a 3% increase compared with $44.6 million for the first quarter of 1998, while operating income increased by 7% to $12.1 million versus $11.3 million last year. The increased sales reflected higher sales volumes (up $0.4 million), favorable pricing and a favorable foreign exchange impact ($0.5 million). The increased operating results reflected the higher sales levels and improved gross margins due to the favorable pricing and favorable manufacturing costs.

Performance Chemicals, Fine Chemicals and Industrial

     The Performance Chemicals, Fine Chemicals and Industrial segment experienced a 16% increase in sales in the first quarter of 1999, with sales increasing to $80.2 million from $69.1 million for the same period in 1998. The sales increase reflected the first quarter 1999 sales of ISP Marl of $14.6 million. Excluding the effects of the ISP Marl acquisition, the remainder of the segment showed a $3.5 million (5%) decline in sales due to unfavorable pricing, partially offset by higher sales volumes (up $1.1 million).

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $11.4 million for the first quarter of 1999, an increase of $1.7 million (17%) over the $9.7 million recorded in the first quarter of 1998. The higher operating income reflected the first quarter 1999 operating results for ISP Marl, partially offset by lower gross margins for the remainder of the segment, reflecting the unfavorable pricing.

Mineral Products

     Sales for the Mineral Products segment for the first quarter of 1999 were $23.2 million, down slightly from the $23.3 million recorded in the first quarter of 1998. Sales to Building Materials Corporation of America, an affiliate, increased by $0.6 million to $16.2 million on sales volume increases, offset by $0.7 million lower sales to trade customers due to lower sales volumes. Operating income for the first quarter of 1999 was $4.2 million compared with $4.6 million for the same period in 1998, with the decrease resulting from the lower sales volumes and higher operating expenses.

Filter Products

     Sales for the Filter Products segment increased by 10% to $10.5 million in the first quarter of 1999, compared with $9.5 million in the first quarter of 1998, principally reflecting higher sales volumes. Operating income improved 36% to $1.0 million compared with $0.7 million last year, resulting from the higher sales and improved gross margins.


Liquidity and Financial Condition

     During the first quarter of 1999, the Company's net cash outflow before financing activities was $40.9 million, including the use of $13.3 million of cash for operations, the reinvestment of $14.4 million for capital programs, $11.5 million of cash generated from the sale of assets (see Note 1 to Consolidated Financial Statements), and the use of $24.7 million of cash for net purchases of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash invested in additional working capital totaled $15.5 million during the first quarter of 1999, mainly reflecting a $37.0 million increase in receivables, partially offset by a $20.0 million increase in payables and accrued liabilities. The increase in receivables reflected a $14.0 million increase in trade receivables due to higher sales in March 1999 versus December 1998, a $9.8 million increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, and a $13.2 million increase in other receivables due primarily to higher VAT receivables. The net cash used for operating activities was net of a $7.6 million cash inflow from net sales of trading securities.

     Net cash provided by financing activities during the first quarter of 1999 totaled $47.8 million, reflecting a $207 million increase in borrowings under the Company's bank revolving credit facility in order to repay the Company's $200 million 9% Senior Notes due March 1999, and also a $43.5 million increase in short-term borrowings. In addition, financing activities included a $3.0 million cash outlay for repurchases of common stock pursuant to the Company's repurchase program. The Company announced in March 1999 that its Board of Directors had approved the repurchase of 1.5 million shares of its common stock. This amount is in addition to the repurchase of one million shares, announced in September 1998. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan.

     As a result of the foregoing factors, cash and cash equivalents increased by $6.9 million during the first quarter of 1999 to $31.6 million, excluding $376.5 million of trading, available-for-sale and held-to-maturity securities and other short-term investments.

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. The total charge included an accrual of $7.5 million for cash costs to be incurred, mainly over the next twelve to eighteen months, principally for decommissioning, demolition and remediation, and severance costs. During the first quarter of 1999, $1.5 million of costs were charged to this accrual, principally for decommissioning activities, leaving a reserve balance of $6.0 million as of the end of the quarter. In addition, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of costs to be incurred for lease obligations, severance costs and for relocation of headquarters operations and other related expenses. Charges against this reserve since the third quarter of 1998 have totaled $1.7 million, including $0.6 million in the first quarter of 1999, leaving a reserve balance of $1.3 million as of the end of the first quarter. This program is expected to be substantially completed by the end of the year 1999.

     See Note 8 to Consolidated Financial Statements for information regarding contingencies.


Year 2000 Compliance

     The Company has implemented a formal Year 2000 program (the "Year 2000 Program") to (i) address the inability of some of its information technology ("IT") and "non-IT" equipment that the Company believes is significant to its business, including certain devices with embedded technology, to accurately read and process certain dates, including dates in the year 2000 and afterwards) (the "Year 2000 Issues"); (ii) investigate Year 2000 Issues of third parties significant to the Company's business; and (iii) establish contingency plans where appropriate.

     The Company has completed the installation of a new Enterprise Resource Planning System ("ERP System") and has replaced or remediated most of its personal computers and other IT equipment that may have Year 2000 Issues. Although the ERP System was implemented for purposes other than remediating Year 2000 Issues, management believes that the ERP System is Year 2000 compliant. In this regard, the Company has performed Year 2000 testing of the ERP system and did not discover any major Year 2000 Issues. With respect to its non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company expects to substantially complete its Year 2000 Program for IT and non-IT equipment by mid-1999.

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

                                   * * *

Forward-looking Statements

     This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk included short contracts valued at $276.7 million. At April 4, 1999, the value of short contracts was $85.0 million. All such short contracts were terminated as of May 6, 1999. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments. In addition, the Company's 9% Senior Notes and $200 million notional value of fixed to floating interest rate swaps matured on March 1, 1999, and the Company terminated $125 million notional amount of floating to fixed forward-starting interest rate swaps on March 1, 1999. The cost to the Company to terminate such swaps was insignificant.

                                     PART II


                                OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended April 4, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  May 18, 1999          BY:  /s/Randall R. Lay
       ------------               -----------------

                                  Randall R. Lay
                                  Senior Vice President and
                                    Chief Financial Officer
                                  (Principal Financial and
                                    Accounting Officer)