Form 10-Q
period 1999-07-04
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 1999-08-18
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Quarterly Period Ended July 4, 1999

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-29764

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                               51-0376469
(State of Incorporation)                                  (I. R. S. Employer
                                                           Identification No.)

 300 Delaware Avenue, Suite 303, Wilmington, Delaware            19801
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (302) 427-5715

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  /X/          NO  / /


As of August 13, 1999, 68,316,628 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Thousands, except per share amounts)


                                    Second Quarter Ended   Six Months Ended
                                    --------------------  -------------------
                                     June 28,   July 4,    June 28,   July 4,
                                       1998      1999        1998      1999
                                    ---------  ---------  --------- ---------
Net sales...........................$ 219,775  $ 202,943  $ 420,478 $ 415,113

Cost of products sold............... (125,741)  (116,698)  (244,918) (242,103)
Selling, general and administrative.  (42,591)   (42,089)   (83,012)  (85,406)
Gain on sale of assets..............        -          -          -     8,541
Goodwill amortization...............   (3,336)    (4,091)    (6,675)   (8,286)
                                    ---------  ---------  --------- ---------
Operating income....................   48,107     40,065     85,873    87,859
Interest expense....................  (19,055)   (19,549)   (36,993)  (39,825)
Equity in earnings of joint venture.        -          -      1,455         -
Other income (expense), net.........    9,746      5,805     19,701    (3,194)
                                    ---------  ---------  --------- ---------

Income before income taxes..........   38,798     26,321     70,036    44,840
Income taxes........................  (14,778)    (9,242)   (26,132)  (15,739)
Minority interest in income of
  subsidiary........................   (4,980)         -     (9,192)        -
                                    ---------  ---------  --------- ---------
Net income..........................$  19,040  $  17,079  $  34,712 $  29,101
                                    =========  =========  ========= =========


Earnings per common share:

  Basic.............................$     .35  $     .25  $     .64 $     .42
                                    =========  =========  ========= =========
  Diluted...........................$     .35  $     .25  $     .64 $     .42
                                    =========  =========  ========= =========

Weighted average number of common
  and common equivalent shares
  outstanding:

  Basic.............................   53,833     68,298     53,833    68,533
                                    =========  =========  ========= =========
  Diluted...........................   53,833     68,444     53,833    68,710
                                    =========  =========  ========= =========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 July 4,
                                                  December 31,   1999
                                                      1998     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents.....................  $   24,638   $   35,232
  Investments in trading securities.............      67,333       63,464
  Investments in available-for-sale securities..     233,625      229,816
  Investments in held-to-maturity securities....      12,287            -
  Other short-term investments..................      41,708       36,483
  Accounts receivable, trade, net...............      82,227       96,923
  Accounts receivable, other....................      21,748       36,446
  Receivable from related parties, net..........       7,769       18,731
  Inventories...................................     138,888      132,939
  Other current assets..........................      19,624       19,406
                                                  ----------   ----------
Total Current Assets............................     649,847      669,440
Property, plant and equipment, net..............     553,195      557,562
Goodwill, net...................................     526,928      518,636
Other assets....................................      35,653       33,488
                                                  ----------   ----------
Total Assets....................................  $1,765,623   $1,779,126
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...............................  $   87,937   $   86,411
  Current maturities of long-term debt..........         583       38,446
  Accounts payable..............................      61,722       75,479
  Accrued liabilities...........................      84,534       88,043
  Income taxes..................................       8,417        3,867
                                                  ----------   ----------
    Total Current Liabilities...................     243,193      292,246
                                                  ----------   ----------
Long-term debt less current maturities..........     896,095      819,329
                                                  ----------   ----------
Deferred income taxes...........................      60,282       71,514
                                                  ----------   ----------
Other liabilities...............................      64,330       65,611
                                                  ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued............................           -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ..............................         695          695
  Additional paid-in capital....................     489,285      489,628
  Treasury stock, at cost - 735,744 and
    1,247,036 shares, respectively..............      (8,388)     (12,140)
  Retained earnings.............................      44,892       73,993
  Accumulated other comprehensive loss..........     (24,761)     (21,750)
                                                  ----------   ----------
    Total Stockholders' Equity..................     501,723      530,426
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity......  $1,765,623   $1,779,126
                                                  ==========   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Six Months Ended
                                                           --------------------
                                                             June 28,   July 4,
                                                               1998      1999
                                                           ---------- ---------
                                                                (Thousands)

Cash and cash equivalents, beginning of period...........   $ 20,495  $ 24,638
                                                            --------  --------
Cash provided by (used in) operating activities:
  Net income.............................................     34,712    29,101
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of assets.............................          -    (8,541)
      Depreciation.......................................     22,949    24,561
      Goodwill amortization..............................      6,675     8,286
      Deferred income taxes..............................     13,034     6,205
      Unrealized (gains) losses on trading securities and
        other short-term investments.....................        307   (23,970)
  Increase in working capital items......................     (3,450)  (15,063)
  Purchases of trading securities........................   (100,297) (126,989)
  Proceeds from sales of trading securities..............    130,878   150,937
  Increase in net receivable from related parties........     (3,870)  (10,962)
  Change in cumulative translation adjustment............     (3,284)  (14,747)
  Change in minority interest in subsidiary..............      8,646         -
  Other, net.............................................      8,363     6,623
                                                            --------  --------
    Net cash provided by operating activities............    114,663    25,441
                                                            --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................   (118,106)  (31,034)
  Proceeds from sale-leaseback transaction...............     56,050         -
  Proceeds from sale of assets...........................          -    11,533
  Purchases of available-for-sale securities.............   (326,627) (168,131)
  Purchases of held-to-maturity securities...............          -    (3,459)
  Purchases of other short-term investments..............          -    (5,600)
  Proceeds from sales of available-for-sale securities...    210,850   195,858
  Proceeds from held-to-maturity securities..............        311    15,746
  Proceeds from sales of other short-term investments....          -    14,717
                                                            --------  --------
   Net cash provided by (used in) investing activities...   (177,522)   29,630
                                                            --------  --------

Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............      4,000         -
  Increase (decrease) in short-term debt.................     51,580    (1,526)
  Increase in borrowings under revolving credit facility.     38,000   161,400
  Repayments of long-term debt...........................       (366) (200,223)
  Repurchases of common stock............................          -    (4,987)
  Other, net.............................................        204       859
                                                            --------  --------
Net cash provided by (used in) financing activities......     93,418   (44,477)
                                                            --------  --------
Net change in cash and cash equivalents..................     30,559    10,594
                                                            --------  --------
Cash and cash equivalents, end of period.................   $ 51,054  $ 35,232
                                                            ========  ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                      Six Months Ended
                                                    --------------------
                                                     June 28,    July 4,
                                                       1998       1999
                                                    ---------  ---------
                                                         (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)........... $ 38,302   $ 45,975
    Income taxes...................................    8,212     15,535


Acquisition of remaining 50% interest in GAF-Huls
  Chemie GmbH joint venture, net of $23,732 cash acquired*:

     Fair market value of assets acquired..........  $ 48,003
     Purchase price of acquisition.................    23,381
                                                     --------
     Liabilities assumed...........................  $ 24,622
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 4, 1999, and the results of operations and cash flows for the periods ended June 28, 1998 and July 4, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K").


Note 1.  Disposition of Assets

     On April 4, 1999, the Company sold its pigments business, a non-core product line that was part of the Personal Care business segment, which resulted in a pre-tax gain of $8.5 million. The pigments product line accounted for $4.9 million of the Company's net sales in 1998. As a result, the sale will not have a material impact on the Company's results of operations.


Note 2.  Comprehensive Income

                                                Second Quarter Ended   Six Months Ended
                                                --------------------  ------------------
                                                 June 28,   July 4,   June 28,   July 4,
                                                   1998      1999       1998      1999
                                                ---------  ---------  --------  --------
                                                               (Thousands)
Net income....................................  $ 19,040   $ 17,079   $ 34,712  $ 29,101
                                                --------   --------   --------  --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains arising during
    the period, net of income tax effect of
    $2,334, $6,278, $5,172 and $4,915.........     4,798     14,768     11,104    12,509
  Less:  reclassification adjustment
   for gains (losses) included in net income,
   net of income tax (provision) benefit of
   $(2,650), $1,362, $(6,340) and $1,242......     6,099     (5,527)    14,415    (5,249)
                                                --------   --------   --------  --------
  Total.......................................    (1,301)    20,295     (3,311)   17,758
  Foreign currency translation adjustment.....      (623)    (3,682)    (3,284)  (14,747)
                                                --------   --------   --------  --------
Total other comprehensive income (loss).......    (1,924)    16,613     (6,595)    3,011
                                                --------   --------   --------  --------
Comprehensive income..........................  $ 17,116   $ 33,692   $ 28,117  $ 32,112
                                                ========   ========   ========  ========

     Changes in the components of "Accumulated other comprehensive loss" for the six months ended July 4, 1999 are as follows:

                            Unrealized  Cumulative
                            Losses on   Foreign     Minimum    Accumulated
                            Available-  Currency    Pension    Other
                            for-sale    Translation Liability  Comprehensive
                            Securities  Adjustment  Adjustment Loss
                            ----------  ----------- ---------- -------------
                                             (Thousands)
Balance, December 31, 1998.. $(24,037)   $  3,991    $ (4,715)   $(24,761)
Change for the period.......   17,758     (14,747)          -       3,011
                             --------    --------    --------    --------
Balance, July 4, 1999....... $ (6,279)   $(10,756)   $ (4,715)   $(21,750)
                             ========    ========    ========    ========


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


                                                Second Quarter Ended     Six Months Ended
                                               ---------------------   --------------------
                                                June 28,     July 4,    June 28,    July 4,
                                                  1998        1999        1998       1999
                                               ---------   ---------   ---------  ---------
                                                                (Thousands)
Net sales:
  Personal Care............................... $  46,414   $  47,387   $ 100,669  $  99,659
  Pharmaceutical, Agricultural and Beverage...    44,490      45,775      89,056     91,787
  Performance Chemicals, Fine Chemicals and
    Industrial................................    93,657      74,746     162,744    154,946
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals.................   184,561     167,908     352,469    346,392
  Mineral Products (1)........................    25,022      25,275      48,279     48,439
  Filter Products.............................    10,192       9,760      19,730     20,282
                                               ---------   ---------   ---------  ---------
Net sales..................................... $ 219,775   $ 202,943   $ 420,478  $ 415,113
                                               =========   =========   =========  =========

Operating income:
  Personal Care (2)........................... $   9,981   $  11,289   $  21,927  $  30,221
  Pharmaceutical, Agricultural and Beverage...    11,761      13,334      23,033     25,391
  Performance Chemicals, Fine Chemicals and
    Industrial................................    19,815       9,238      29,547     20,654
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals.................    41,557      33,861      74,507     76,266
  Mineral Products............................     5,343       5,764       9,961      9,977
  Filter Products.............................     1,659       1,596       2,389      2,587
                                               ---------   ---------   ---------  ---------
  Total segment operating income..............    48,559      41,221      86,857     88,830
  Unallocated corporate office................      (452)     (1,156)       (984)      (971)
                                               ---------   ---------   ---------  ---------
Total operating income........................    48,107      40,065      85,873     87,859
Interest expense and other, net...............    (9,309)    (13,744)    (15,837)   (43,019)
                                               ---------   ---------   ---------  ---------
Income before income taxes.................... $  38,798   $  26,321   $  70,036  $  44,840
                                               =========   =========   =========  =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $16.4 and $16.5 million for the second quarter of 1998 and 1999, respectively, and $32.0 and $32.7 million for the first six months of 1998 and 1999, respectively.

(2) Personal Care operating income for the first six months of 1999 includes a pre-tax gain of $8.5 million from the sale of the pigments product line. See Note 1.

Note 4.  Inventories

     Inventories comprise the following:

                                       December 31,    July 4,
                                           1998         1999
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $ 87,241      $ 77,256
     Work in process...............       24,862        24,373
     Raw materials and supplies....       30,065        34,769
                                        --------      --------
     Total.........................      142,168       136,398
     Less LIFO reserve.............       (3,280)       (3,459)
                                        --------      --------

     Inventories...................     $138,888      $132,939
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

Note 6.  Restructuring Reserves

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, mainly over the next twelve months, principally for decommissioning, demolition and remediation, and severance costs. During the first six months of 1999, $3.1 million of costs were charged to this accrual, principally for decommissioning activities and severance, leaving a reserve balance of $4.4 million as of the end of the second quarter. In addition, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of costs to be incurred for lease obligations, severance costs and for relocation of headquarters operations and other related expenses. Charges against this reserve since the third quarter of 1998 have totaled $2.6 million, including $1.4 million in the first six months of 1999, leaving a reserve balance of $0.4 million as of the end of the second quarter. This program is expected to be substantially completed by the end of the year 1999.

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

     SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption of the statement. Adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.


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

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter 1999 Compared With
                        Second Quarter 1998

     The Company recorded second quarter 1999 net income of $17.1 million (25 cents diluted earnings per share) compared with $19.0 million (35 cents diluted earnings per share) in the second quarter of 1998. The lower net income was attributable to lower operating and other income and higher interest expense.

     Net sales for the second quarter of 1999 were $202.9 million compared with $219.8 million for the same period in 1998. The decline in sales was attributable to lower sales volumes and unfavorable pricing for the Industrial business within the Performance Chemicals, Fine Chemicals and Industrial business segment, partially offset by increased sales volumes for the Fine Chemicals and Performance Chemicals businesses and the Pharmaceutical, Agricultural and Beverage ("PAB") and Personal Care segments. The lower sales principally reflected sales declines in Europe, due to the lower Industrial sales, and Latin America, partially offset by an 8% sales increase in the Asia-Pacific region.

     Operating income for the second quarter of 1999 was $40.1 million compared with $48.1 million for the second quarter of 1998. The decrease in operating income was driven by lower profits in the Industrial business as a result of the sales decline, partially offset by higher profits in all other specialty chemicals businesses.

     Interest expense for the second quarter of 1999 was $19.5 million versus $19.1 million for the same period last year, with the increase due to higher average borrowings. Other income, net, for the quarter was $5.8 million compared with $9.7 million in the second quarter of 1998, with the decrease resulting primarily from lower investment income.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products and Filter Products segments.

Personal Care

     Sales in the second quarter of 1999 were $47.4 million compared with $46.4 million for the same period last year. The higher sales were attributable to hair care products, which experienced a 6% sales growth due to strong U.S. sales in hair care preservatives and polymers. In addition, sales were up in the Asia-Pacific region due to improving Asia economies. Sales of skin care products declined from the prior year's quarter due in part to the first quarter sale of the pigments business (see Note 1 to Consolidated Financial Statements).

     Operating income for the second quarter of 1999 was $11.3 million compared with $10.0 million in last year's quarter. The 13% increase in
operating  income  primarily  resulted  from   the  higher  hair  care sales and
also reflected higher skin care profits due to an improved gross margin.

Pharmaceutical, Agricultural and Beverage ("PAB")

     Sales for the PAB segment were $45.8 million for the second quarter of 1999, a 3% increase compared with $44.5 million for the second quarter of 1998, while operating income increased by 13% to $13.3 million versus $11.8 million last year. The increased sales primarily reflected favorable pricing and higher sales volumes, partially offset by the unfavorable impact of the stronger U.S. dollar. The increased operating results reflected the higher sales levels, an improved gross margin due to the favorable pricing and favorable manufacturing costs, and lower operating expenses.

Performance Chemicals, Fine Chemicals and Industrial

      Sales in the second quarter of 1999 were $74.7 million compared with $93.7 million in the second quarter of 1998. The decline in sales was attributable to the Industrial business where lower sales of intermediates and solvents products, reflecting lower sales volumes and unfavorable pricing, principally in Europe, resulted in a 37% decrease in sales for the Industrial business. Sales for the Fine Chemicals and Performance Chemicals businesses were up 17% and 4%, respectively, due to higher sales volumes partially offset by unfavorable pricing for Fine Chemicals.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $9.2 million for the second quarter of 1999 versus $19.8 million for the same period last year. The shortfall in operating profits was attributable to the Industrial business, which experienced a loss for the quarter due to the decreased sales of its intermediates and solvents products. This loss was partially offset by a 9% improvement in operating profits for the Fine Chemicals business due to higher sales and lower costs due to higher product yields and increased manufacturing efficiencies. Operating profits for the Performance Chemicals business increased 42% for the quarter due primarily to an improved gross margin as a result of favorable manufacturing cost variances, and lower operating expenses, partially offset by the adverse impact of the stronger U.S. dollar.

Mineral Products

     Sales for the Mineral Products segment for the second quarter of 1999 were $25.3 million compared with $25.0 million for the second quarter of 1998. Sales to Building Materials Corporation of America, an affiliate, increased by $0.1 million to $16.5 million on sales volume increases, while sales to trade customers increased by $0.2 million (2.5%), also due to sales volume increases. Operating income for the second quarter of 1999 was $5.8 million compared with $5.3 million for the same period in 1998, with the 8% increase resulting from the higher sales volumes and lower operating expenses.

Filter Products

     Sales for the Filter Products segment were $9.8 million in the second quarter of 1999 versus $10.2 million in the second quarter of 1998, reflecting lower sales volumes and the unfavorable effect of foreign exchange. Operating income decreased to $1.6 million compared with $1.7 million last year, due to the adverse impact of foreign exchange.


Results of Operations - Six Months 1999 Compared With
                        Six Months 1998

     For the first six months of 1999, the Company recorded net income of $29.1 million (42 cents diluted earnings per share), compared with $34.7 million (64 cents diluted earnings per share) for the first six months of 1998. The lower net income was attributable to lower other income (expense) and higher interest expense, partially offset by higher operating income which included an $8.5 million gain from the sale of a product line.

     Net sales for the first six months of 1999 were $415.1 million compared with $420.5 million for the same period in 1998. The decrease in sales was attributable to lower sales in the Company's Industrial business, and, to a lesser extent, the skin care business, partially offset by sales increases in all other businesses. The lower sales principally reflected sales declines in Europe, as a result of the lower Industrial sales, and Latin America, partially offset by sales increases in the U.S. and the Asia-Pacific region.

     Operating income for the first six months of 1999 was $87.9 million and included a pre-tax gain of $8.5 million from the sale of the Company's pigments business, a non-core product line that was part of the Personal Care business segment. Excluding this gain, operating income for the first six months was $79.3 million compared with $85.9 million for the first six months of 1998. The decrease was principally attributable to lower profits in the Industrial business as a result of decreased sales, and, to a lesser extent, lower profits in the skin care business, partially offset by improved profits in all other specialty chemicals businesses.

     Interest expense for the first six months of 1999 was $39.8 million versus $37.0 million for the same period last year, with the increase due to higher average borrowings. Other expense, net, for the first six months was $3.2 million compared with other income, net, of $19.7 million in the first six months of 1998, with the decrease resulting principally from lower investment income.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products and Filter Products segments.

Personal Care

     Sales for the first six months of 1999 were $99.7 million compared with $100.7 million for the same period last year. The lower sales were attributable to skin care products which experienced lower sales volumes, reflecting the first quarter sale of the pigments business, and also lower average price levels in some products. Sales of hair care products were up 3% due to strong U.S. sales in hair care preservatives and polymers, and also due to higher sales in the Asia-Pacific region as a result of improving Asian economies.

     Operating income for the first six months of 1999 was $30.2 million and included a pre-tax gain of $8.5 million from the sale of the pigments business. Excluding this gain, operating income for the first six months was $21.7 million compared with $21.9 million for the first six months of 1998. Operating profits for skin care products were down due to lower sales and a lower gross margin due to unfavorable pricing, while hair care profits increased by 8% due to the increased sales volumes and lower operating expenses.

Pharmaceutical, Agricultural and Beverage ("PAB")

     Sales for the PAB segment were $91.8 million for the first six months of 1999, a 3% increase compared with $89.1 million for the first six months of 1998, while operating income increased by 10% to $25.4 million versus $23.0 million last year. The increased sales primarily reflected favorable pricing and higher sales volumes. The increased operating results reflected the higher sales levels, an improved gross margin due to the favorable pricing and favorable manufacturing costs, and lower operating expenses.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first six months of 1999 were $154.9 million compared with $162.7 million in the first six months of 1998. The decrease in sales was attributable to the Industrial business where lower sales of intermediates and solvents products, reflecting lower sales volumes and unfavorable pricing, principally in Europe, resulted in a 19% decrease in sales for the Industrial business. Sales for the Fine Chemicals and Performance Chemicals businesses were up 37% and 7%, respectively, due to higher sales volumes partially offset by unfavorable pricing for Fine Chemicals.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $20.7 million for the first six months of 1999 versus $29.5 million for the same period last year. The lower operating profits was attributable to the Industrial business, which experienced a 97% decrease for the period due to the decreased sales of its intermediates and solvents products. This decrease was partially offset by a 42% improvement in operating profits for the Fine Chemicals business due to the higher sales volumes, partially offset by unfavorable pricing. Operating profits for the Performance Chemicals business increased 43% due to increased sales volumes, an improved gross margin, due to favorable manufacturing cost variances, and lower operating expenses, partially offset by the unfavorable effect of the stronger U.S. dollar.

Mineral Products

     Sales for the Mineral Products segment for the first six months of 1999 were $48.4 million compared with $48.3 million for the first six months of 1998. Sales to Building Materials Corporation of America, an affiliate, increased by $0.7 million to $32.7 million on sales volume increases, partially offset by $0.5 million lower sales to trade customers due to lower sales volumes. Operating income for the first six months of

1999 remained flat at $10.0 million compared with the same period in 1998, as the effect of the higher sales volumes were offset by increased operating expenses.

Filters Products

     Sales for the Filter Products segment increased by 3% to $20.3 million in the first six months of 1999, compared with $19.7 million in the first six months of 1998, principally reflecting higher sales volumes. Operating income improved 8% to $2.6 million compared with $2.4 million last year, resulting from the higher sales and improved gross margins.


Liquidity and Financial Condition

     During the first six months of 1999, the Company's net cash flow before financing activities was $55.1 million, including $25.4 million of cash generated from operations, the reinvestment of $31.0 million for capital programs, $11.5 million of cash generated from the sale of assets (see Note 1 to Consolidated Financial Statements), and the generation of $49.1 million of cash from net sales of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash invested in additional working capital totaled $15.1 million during the first six months of 1999, mainly reflecting a $29.4 million increase in receivables, partially offset by an $11.3 million increase in payables and accrued liabilities. The increase in receivables reflected a $14.7 million increase in trade receivables due to higher sales in June 1999 versus December 1998, a $4.6 million increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, and a $10.1 million increase in other receivables. The net cash generated from operating activities also included a $23.9 million cash inflow from net sales of trading securities.

     Net cash used in financing activities during the first six months of 1999 totaled $44.5 million, reflecting a $161.4 million increase in borrowings under the Company's bank revolving credit facility in order to repay the Company's $200 million 9% Senior Notes due March 1999, and also a $1.5 million decrease in short-term borrowings. In addition, financing activities included a $5.0 million cash outlay for repurchases of common stock pursuant to the Company's repurchase program. The Company announced in March 1999 that its Board of Directors had approved the repurchase of an additional 1.5 million shares of its common stock. This amount is in addition to the repurchase of one million shares, announced in September 1998 which has been completed. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan.

     As a result of the foregoing factors, cash and cash equivalents increased by $10.6 million during the first six months of 1999 to $35.2 million, excluding $329.8 million of trading and available-for-sale securities and other short-term investments.

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. The total charge included an accrual of $7.5 million for cash costs to be incurred, mainly over the next twelve months, principally for decommissioning, demolition and remediation, and severance costs. During the first six months of 1999, $3.1 million of costs were charged to this accrual, principally for decommissioning activities and severance, leaving a reserve balance of $4.4 million as of the end of the second quarter. In addition, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of costs to be incurred for lease obligations, severance costs and for relocation of headquarters operations and other related expenses. Charges against this reserve since the third quarter of 1998 have totaled $2.6 million, including $1.4 million in the first six months of 1999, leaving a reserve balance of $0.4 million as of the end of the second quarter. This program is expected to be substantially completed by the end of the year 1999.

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

     The Company has completed the installation of a new Enterprise Resource Planning System ("ERP System") and has replaced or remediated most of its personal computers and other IT equipment that may have Year 2000 Issues. Although the ERP System was implemented for purposes other than remediating Year 2000 Issues, management believes that the ERP System is Year 2000 compliant. In this regard, the Company has performed Year 2000 testing of the ERP system and did not discover any major Year 2000 Issues. With respect to its non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company has substantially completed its Year 2000 Program for IT and non-IT equipment and expects to complete this program by the end of the third quarter of 1999.

     The Company is also requesting information on the Year 2000 Issues of third parties significant to the Company's business. The Company is evaluating the responses from many of these entities and is requesting more information as appropriate. Based on the information gathered from its Year 2000 Program, the Company is developing contingency plans to minimize the impact of Year 2000 Issues on its business. The Company has substantially completed these activities and expects to complete these activities by the end of the third quarter of 1999.

     The Company does not believe that the costs of its Year 2000 Program will be material to its financial position or results of operations. While the Company believes that it addressed most of its IT Year 2000 Issues by installing the ERP System and replacing or remediating personal computers, neither the timing nor extent of these activities were directly related to the Company's Year 2000 Program. The Company also has incurred outside costs of approximately $250,000 in connection with evaluating Year 2000 compliance of its non-IT systems. The Company anticipates that additional costs to remediate should approximate no more than $1.0 million in the aggregate. The Company expects that the source of any funds that may be necessary to pay the costs of addressing its Year 2000 Issues will be provided from cash balances or cash generated from operations. The Company intends to charge such costs against earnings as the costs are incurred.

     Management believes that it has taken reasonable steps in developing its Year 2000 Program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 Issues or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the Year 2000 commences. Management believes that the most reasonably likely "worst case scenario" resulting from Year 2000 Issues could be the failure by the Company's key suppliers, service providers, customers and other third parties to address their Year 2000 Issues. If this were to occur, and there were no alternatives available to the Company, then the Company's usual channels of supply and distribution could be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial position.

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

                Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $56.1 million and short contracts valued at $276.7 million. At July 4, 1999, the value of long contracts was $33.9 million. All short contracts were terminated as of May 6, 1999. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments. In addition, the Company's 9% Senior Notes and $200 million notional value of fixed to floating interest rate swaps matured on March 1, 1999, and the Company terminated $125 million notional amount of floating to fixed forward-starting interest rate swaps on March 1, 1999. The cost to the Company to terminate such swaps was insignificant.

                                     PART II


                                OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Stockholders held on May 24, 1999, each nominated director was reelected, with at least 61,485,694 votes in favor of and not more than 2,408,006 votes withheld from, each nominee.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only.

(b) No Reports on Form 8-K were filed during the quarter ended July 4, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  August 17, 1999       BY:  /s/Randall R. Lay
       ---------------            -----------------

                                 Randall R. Lay
                                 Executive Vice President and
                                   Chief Financial Officer
                                 (Principal Financial and
                                   Accounting Officer)