Form 10-Q
period 1999-10-03
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 1999-11-17
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended October 3, 1999

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

YES  /X/          NO  / /


As of November 12, 1999, 68,742,610 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         Part I - FINANCIAL INFORMATION
                          Item 1 - FINANCIAL STATEMENTS

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Thousands, except per share amounts)

                                     Third Quarter Ended   Nine Months Ended
                                    --------------------- --------------------
                                    Sept. 27,  October 3, Sept. 27, October 3,
                                       1998       1999       1998      1999
                                    ---------- ---------- --------- ----------
Net sales...........................$ 197,515  $ 188,172  $ 598,263 $ 583,003

Cost of products sold............... (114,202)  (106,855)  (347,855) (337,664)
Selling, general and administrative.  (40,436)   (37,317)  (117,372) (116,322)
Gain on sale of assets..............        -          -          -     8,541
Provision for restructuring and
  consolidation.....................   (3,000)    (1,473)    (3,000)   (1,473)
Merger-related expenses.............  (11,324)         -    (12,661)        -
Goodwill amortization...............   (4,062)    (4,010)   (10,737)  (12,296)
                                    ---------  ---------- --------- ----------
Operating income....................   24,491     38,517    106,638   123,789
Interest expense....................  (18,884)   (19,070)   (55,864)  (58,830)
Equity in earnings of joint venture.        -          -      1,455         -
Other income, net...................   12,141      4,057     33,171     1,228
                                    ---------  ---------- --------- ----------
Income from continuing operations
  before income taxes...............   17,748     23,504     85,400    66,187
Income taxes........................   (6,697)    (8,249)   (31,933)  (23,231)
Minority interest in income of
  subsidiary........................   (1,087)         -    (10,279)        -
                                    ---------  ---------- --------- ----------
Income from continuing operations...    9,964     15,255     43,188    42,956
                                    ---------  ---------- --------- ----------
Discontinued operation (Note 1):
  Income from discontinued
    operation, net of income taxes..      341        369      1,829     1,769
  Gain on sale of discontinued
    operation, net of income taxes
    of $13,246......................        -     24,491          -    24,491
                                    ---------  ---------- --------- ----------
Income from discontinued operation..      341     24,860      1,829    26,260
                                    ---------  ---------- --------- ----------
Net income..........................$  10,305  $  40,115  $  45,017 $  69,216
                                    =========  ========== ========= ==========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      (Thousands, except per share amounts)


                                     Third Quarter Ended   Nine Months Ended
                                    --------------------- --------------------
                                    Sept. 27,  October 3, Sept. 27, October 3,
                                       1998       1999       1998      1999
                                    ---------  ---------- --------- ----------
Earnings per common share:

  Basic:
    Continuing operations.......... $     .15  $     .23  $     .74 $    .63
    Discontinued operation.........         -        .36        .03      .38
                                    ---------  ---------- --------- ----------
    Net income..................... $     .15  $     .59  $     .77 $   1.01
                                    =========  ========== ========= ==========
  Diluted:
    Continuing operations.......... $     .15  $     .23  $     .74 $    .63
    Discontinued operation.........         -        .36        .03      .38
                                    ---------  ---------- --------- ----------
    Net income..................... $     .15  $     .59  $     .77 $   1.01
                                    =========  ========== ========= ==========
Weighted average number of common
 and common equivalent shares
 outstanding:

  Basic............................    66,757     68,341     58,189    68,470
                                    =========  ========== ========= ==========
  Diluted..........................    67,473     68,522     58,430    68,644
                                    =========  ========== ========= ==========

































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                                                               October 3,
                                                  December 31,    1999
                                                      1998     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   23,130   $   30,278
  Investments in trading securities..............     67,333            -
  Investments in available-for-sale securities...    233,625      338,521
  Investments in held-to-maturity securities.....     12,287            -
  Other short-term investments...................     41,708       38,533
  Accounts receivable, trade, net................     74,839       95,406
  Accounts receivable, other.....................     20,649       30,614
  Receivable from related parties, net...........      7,769       18,718
  Inventories....................................    129,050      132,380
  Net current assets of discontinued operation...     18,514            -
  Other current assets...........................     19,197       20,831
                                                  ----------   ----------
Total Current Assets.............................    648,101      705,281
Property, plant and equipment, net...............    547,555      558,011
Goodwill, net....................................    526,928      514,626
Net noncurrent assets of discontinued operation..      5,724            -
Other assets.....................................     35,562       32,589
                                                  ----------   ----------
Total Assets..................................... $1,763,870   $1,810,507
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $   87,937   $   87,826
  Current maturities of long-term debt...........        583       38,438
  Accounts payable...............................     59,784       87,399
  Accrued liabilities............................     83,684       88,453
  Income taxes...................................      9,459       10,394
                                                  ----------   ----------
    Total Current Liabilities....................    241,447      312,510
                                                  ----------   ----------
Long-term debt less current maturities...........    896,095      785,307
                                                  ----------   ----------
Deferred income taxes............................     60,282       80,208
                                                  ----------   ----------
Other liabilities................................     64,323       64,245
                                                  ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................          -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695          695
  Additional paid-in capital.....................    489,285      486,661
  Treasury stock, at cost - 735,744 and
    880,968 shares, respectively.................     (8,388)      (8,578)
  Retained earnings..............................     44,892      114,108
  Accumulated other comprehensive loss...........    (24,761)     (24,649)
                                                  ----------   ----------
    Total Stockholders' Equity...................    501,723      568,237
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity....... $1,763,870   $1,810,507
                                                  ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Nine Months Ended
                                                           --------------------
                                                           Sept. 27, October 3,
                                                             1998       1999
                                                           --------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 20,137  $  23,130
                                                           --------  ---------
Cash provided by (used in) operating activities:
  Net income.............................................    45,017     69,216
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from discontinued operation.................    (1,829)   (26,260)
      Gain on sale of assets.............................    (1,189)    (8,541)
      Depreciation.......................................    34,301     35,983
      Goodwill amortization..............................    10,737     12,296
      Deferred income taxes..............................    11,272      1,672
      Unrealized (gains) losses on trading securities and
        other short-term investments.....................    10,325     (7,580)
  Increase in working capital items......................    (3,042)    (6,443)
  Purchases of trading securities........................  (184,465)  (157,071)
  Proceeds from sales of trading securities..............   194,312    179,096
  (Increase) decrease in net receivable from related
    parties..............................................     1,832    (10,949)
  Change in cumulative translation adjustment............     4,070    (12,267)
  Change in minority interest in subsidiary..............     9,730          -
  Other, net.............................................       431      4,008
                                                           --------  ---------
Net cash provided by operating activities................   131,502     73,160
                                                           --------  ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions..................  (140,468)   (46,289)
  Proceeds from sale-leaseback transaction...............    56,050          -
  Proceeds from sale of assets...........................     2,400     11,533
  Proceeds from sale of discontinued operation...........         -     62,000
  Cash flow from discontinued operation..................     2,244      4,336
  Purchases of available-for-sale securities.............  (474,195)  (342,453)
  Purchases of held-to-maturity securities...............   (11,917)    (3,459)
  Purchases of other short-term investments..............   (10,000)    (5,600)
  Proceeds from sales of available-for-sale securities...   359,101    300,252
  Proceeds from held-to-maturity securities..............       311     15,746
  Proceeds from sales of other short-term investments....         -     14,717
                                                           --------  ---------
Net cash provided by (used in) investing activities......  (216,474)    10,783
                                                           --------  ---------
Cash provided by (used in) financing activities:
  Proceeds from sale of accounts receivable..............     4,000          -
  Decrease in short-term debt............................    (1,935)      (111)
  Increase in borrowings under revolving credit facility.    98,500    127,400
  Repayments of long-term debt...........................      (496)  (200,285)
  Repurchases of common stock............................    (1,037)    (4,987)
  Other, net.............................................       762      1,188
                                                           --------  ---------
Net cash provided by (used in) financing activities......    99,794    (76,795)
                                                           --------  ---------
Net change in cash and cash equivalents..................    14,822      7,148
                                                           --------  ---------
Cash and cash equivalents, end of period.................  $ 34,959  $  30,278
                                                           ========  =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                      Nine Months Ended
                                                    --------------------
                                                    Sept. 27, October 3,
                                                       1998      1999
                                                    --------- ----------
                                                         (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized)........... $ 59,617  $  62,586
    Income taxes...................................    9,461     21,688


Acquisition of remaining 50% interest in GAF-Huls
 Chemie GmbH joint venture, net
 of $23,732 cash acquired*:

     Fair market value of assets acquired..........  $ 48,003
     Purchase price of acquisition.................    23,381
                                                     --------
     Liabilities assumed...........................  $ 24,622
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 3, 1999, and the results of operations and cash flows for the periods ended September 27, 1998 and October 3, 1999. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K").

Note 1.  Discontinued Operation

     On September 13, 1999, the Company announced that it had entered into a contract to sell the stock of its Filter Products subsidiaries to Hayward Industrial Products, Inc. The transaction was completed on October 1, 1999 for a purchase price of $62 million, subject to adjustment pending completion of certain conditions pursuant to the purchase agreement. The gain on disposal of $24.5 million, after income taxes of $13.2 million, was recorded in the third quarter of 1999.

     Accordingly, the Filter Products business is reported as a discontinued operation, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the Filter Products business. The Company's prior year financial statements have been restated to reflect continuing operations.

     Summary operating results for the Filter Products business for the third quarter and first nine months of 1998 and 1999 are as follows:

                                    Third Quarter          Nine Months
                                   ----------------     ----------------
                                     1998    1999         1998    1999
                                   -------  -------     -------  -------
                                                (Thousands)
Sales............................. $ 9,418  $ 8,447     $29,148  $28,729
Income before income taxes........     548      569       2,932    2,726
Income taxes......................    (207)    (200)     (1,103)    (957)
Net income........................     341      369       1,829    1,769

                                        December 31,
                                            1998
                                        ------------
                                        (Thousands)
Assets
  Current assets.......................   $20,260
  Other noncurrent assets..............     5,731
                                          -------
Total Assets...........................   $25,991
                                          =======
Liabilities
  Current liabilities..................   $ 1,746
  Other noncurrent liabilities.........         7
                                          -------
Total liabilities......................   $ 1,753
                                          =======

Note 2.  Disposition of Assets

     On April 2, 1999, the Company sold its pigments business, a non-core product line that was part of the Personal Care business segment, which resulted in a pre-tax gain of $8.5 million. The pigments product line accounted for $4.9 million of the Company's net sales in 1998. As a result, the sale will not have a material impact on the Company's results of operations.


Note 3.  Comprehensive Income

                                                 Third Quarter Ended   Nine Months Ended
                                                --------------------- --------------------
                                                Sept. 27,  October 3, Sept. 27, October 3,
                                                   1998       1999       1998      1999
                                                ---------  ---------- --------  ----------
                                                               (Thousands)
Net income....................................  $ 10,305   $ 40,115   $ 45,017  $ 69,216
                                                --------   --------   --------  --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $10,564, $207,
    $5,392 and $(4,708).......................   (24,938)      (984)   (13,834)   11,525
  Less:  reclassification adjustment
   for gains (losses) included in net income,
   net of income tax (provision) benefit of
   $(260), $(2,583), $(6,600) and $(1,341)....      (692)     4,395     13,723      (854)
                                                --------   --------   --------  --------
  Total.......................................   (24,246)    (5,379)   (27,557)   12,379
  Foreign currency translation adjustment.....     7,354      2,480      4,070   (12,267)
Effect of the merger on components of
  accumulated other comprehensive income
  (loss)......................................      (196)         -       (196)        -
                                                --------   --------   --------  --------
Total other comprehensive income (loss).......   (17,088)    (2,899)   (23,683)      112
                                                --------   --------   --------  --------
Comprehensive income (loss)...................  $ (6,783)  $ 37,216   $ 21,334  $ 69,328
                                                ========   ========   ========  ========

     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended October 3, 1999 are as follows:

                            Unrealized  Cumulative
                            Losses on   Foreign     Minimum    Accumulated
                            Available-  Currency    Pension    Other
                            for-sale    Translation Liability  Comprehensive
                            Securities  Adjustment  Adjustment Loss
                            ----------  ----------- ---------- -------------
                                             (Thousands)
Balance, December 31, 1998.. $(24,037)   $  3,991    $ (4,715)   $(24,761)
Change for the period.......   12,379     (12,267)          -         112
                             --------    --------    --------    --------
Balance, October 3, 1999.....$(11,658)   $ (8,276)   $ (4,715)   $(24,649)
                             ========    ========    ========    ========

Note 4.  Business Segment Information

     The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. See also Note 1. As of January 1, 1999, the Company transferred its solvents line of products from the Pharmaceutical, Agricultural and Beverage ("PAB") segment to the Performance Chemicals, Fine Chemicals and Industrial segment. Accordingly, prior year financial information for these two segments have been reclassified to conform to the 1999 presentation. The effect on the total year 1998 was to reduce sales and operating income for the PAB segment by $41.7 and $7.2 million, respectively, and increase sales and operating income for the Performance Chemicals, Fine Chemicals and Industrial segment by like amounts.


                                                Third Quarter Ended     Nine Months Ended
                                               ---------------------   --------------------
                                               Sept. 27,   October 3,  Sept. 27,  October 3,
                                                  1998        1999        1998       1999
                                               ---------   ---------   ---------  ---------
                                                                (Thousands)
Net sales:
  Personal Care............................... $  43,642   $  43,707   $ 144,311  $ 143,366
  Pharmaceutical, Agricultural and Beverage...    39,626      44,355     128,682    136,142
  Performance Chemicals, Fine Chemicals and
    Industrial................................    90,022      76,833     252,766    231,779
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals.................   173,290     164,895     525,759    511,287
  Mineral Products (1)........................    24,225      23,277      72,504     71,716
                                               ---------   ---------   ---------  ---------
Net sales..................................... $ 197,515   $ 188,172   $ 598,263  $ 583,003
                                               =========   =========   =========  =========

Operating income:
  Personal Care (2)........................... $   6,942   $   9,699   $  28,869  $  39,920
  Pharmaceutical, Agricultural and Beverage...     6,785      12,891      29,818     38,282
  Performance Chemicals, Fine Chemicals and
    Industrial................................    19,834      12,966      49,381     33,620
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals.................    33,561      35,556     108,068    111,822
  Mineral Products............................     6,521       4,895      16,482     14,872
                                               ---------   ---------   ---------  ---------
  Total segment operating income..............    40,082      40,451     124,550    126,694
  Unallocated corporate office................    (1,267)       (461)     (2,251)    (1,432)
  Provision for restructuring and
    consolidation.............................    (3,000)     (1,473)     (3,000)    (1,473)
  Merger-related expenses.....................   (11,324)          -     (12,661)         -
                                               ---------   ---------   ---------  ---------
Total operating income........................    24,491      38,517     106,638    123,789
Interest expense and other, net...............    (6,743)    (15,013)    (21,238)   (57,602)
                                               ---------   ---------   ---------  ---------
Income from continuing operations before
 income taxes................................. $  17,748   $  23,504   $  85,400  $  66,187
                                               =========   =========   =========  =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.9 and $15.2 million for the third quarter of 1998 and 1999, respectively, and $47.9 million for each of the first nine months of 1998 and 1999.

(2) Personal Care operating income for the first nine months of 1999 includes a pre-tax gain of $8.5 million from the sale of the pigments product line. See Note 2.

Note 5.  Inventories

     Inventories comprise the following:

                                       December 31,   October 3,
                                           1998          1999
                                       ------------   ----------
                                              (Thousands)
     Finished goods................     $ 83,124      $ 83,425
     Work in process...............       23,736        19,714
     Raw materials and supplies....       25,526        31,603
                                        --------      --------
     Total.........................      132,386       134,742
     Less LIFO reserve.............       (3,280)       (2,362)
                                        --------      --------

     Inventories...................     $129,106      $132,380
                                        ========      ========


Note 6.  Long-term Debt

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

Note 7.  Restructuring Reserves

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, mainly over the next six to nine months, principally for decommissioning, demolition and remediation, and severance costs. During the first nine months of 1999, $3.7 million of costs were charged to this accrual, principally for decommissioning activities and severance. In the third quarter of 1999, it was determined that the initial reserve for demolition was overestimated, and, accordingly, the Company reversed $0.8 million of this reserve, leaving a reserve balance of $3.0 million as of the end of the third quarter. In addition, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of costs incurred for lease obligations, severance costs and for relocation of headquarters operations and other related expenses. This program was completed during the third quarter of 1999.

     In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 80 positions were eliminated in the third quarter, for which the Company recorded a pre-tax provision for severance of $2.3 million. The applicable severance reserve remaining as of the end of the third quarter was $2.1 million. The overall staff reduction program will result in the elimination of a total of 101 positions by year-end 1999 through normal attrition or termination.


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


Note 10.  Subsequent Event

     The Company announced on October 18, 1999 that it has completed the acquisition of Monsanto Company's algins business. As part of the transaction, the Company acquired substantially all of the assets of Monsanto's Kelco Alginates division, including manufacturing facilities in San Diego, California and Girvan, Scotland and a research facility in Tadworth, England. The business is a world leader in algin manufacturing and application technology. Algin is a naturally occuring hydrocolloid, derived from brown seaweeds, and is used in food, pharmaceutical and industrial applications.

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in Note 1 to Consolidated Financial Statements, on October 1, 1999, the Company completed the sale of its Filter Products business. Accordingly, the results of operations and assets and liabilities of the Filter Products business have been classified as a Discontinued Operation within the financial statements for all periods presented. The following discussion is on a continuing operations basis.

Results of Operations - Third Quarter 1999 Compared With
                        Third Quarter 1998

     The Company recorded third quarter 1999 income from continuing operations of $15.3 million (23 cents diluted earnings per share) compared with $10.0 million (15 cents diluted earnings per share) in the third quarter of 1998. The improved results were attributable to higher operating income partially offset by lower other income and slightly higher interest expense. Last year's third quarter results included $14.3 million of nonrecurring charges associated with the merger of the predecessor company with and into the Company and the restructuring of the Company's European operations. Operating income for the third quarter of 1999 reflected a $2.3 million charge related to a staff reduction program (see Note 7 to Consolidated Financial Statements).

     Net sales for the third quarter of 1999 were $188.2 million compared with $197.5 million for the same period in 1998. The decline in sales was attributable to lower sales in the Company's Industrial business within the Performance Chemicals, Fine Chemicals and Industrial business segment, and, to a lesser extent, the Mineral Products segment, partially offset by increased sales volumes for each of the other specialty chemicals segments. The lower sales principally reflected sales declines in Europe, due to the lower Industrial sales, the U.S. and Latin America, partially offset by a sales increase in the Asia-Pacific region.

     Operating income for the third quarter of 1999 was $38.5 million compared with $24.5 million for the third quarter of 1998. Excluding the nonrecurring charges in both 1998 and 1999 discussed above, operating income was $40.8 million for the third quarter of 1999 compared with $38.8 million in last year's quarter. Operating income was impacted by lower profits in the Company's Industrial business and, to a lesser extent, lower profits in the Mineral Products segment, offset by higher profits in the Company's other specialty chemicals business segments.

     Interest expense for the third quarter of 1999 was $19.1 million versus $18.9 million for the same period last year, with the increase due to higher average borrowings, partially offset by lower average interest rates. Other income, net, for the quarter was $4.1 million compared with $12.1 million in the third quarter of 1998, with the decrease resulting from lower investment income.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

     Sales in the third quarter of 1999 were $43.7 million compared with $43.6 million for the same period last year. The higher sales reflected higher sales volumes for both hair and skin care products, partially offset by unfavorable pricing for certain skin care products and the absence of the pigments business which was sold in the first quarter of 1999. In addition, sales were up in the Asia-Pacific region due to improving Asia economies.

     Operating income for the third quarter of 1999 was $9.7 million compared with $6.9 million in last year's quarter. The 40% increase in operating income primarily resulted from higher hair care profits due to an improved gross margin and lower operating expenses.

Pharmaceutical, Agricultural and Beverage ("PAB")

     Sales for the PAB segment were $44.4 million for the third quarter of 1999, a 12% increase compared with $39.6 million for the third quarter of 1998, while operating income increased by 90% to $12.9 million versus $6.8 million last year. The increased sales primarily reflected higher sales volumes for the Pharmaceutical business. The increased operating results reflected the higher sales levels, an improved gross margin due primarily to favorable manufacturing costs, and lower operating expenses.

Performance Chemicals, Fine Chemicals and Industrial

      Sales in the third quarter of 1999 were $76.8 million compared with $90.0 million in the third quarter of 1998. The decline in sales was attributable to the Industrial business where lower sales of intermediates and solvents products resulted in a 29% decrease in sales for the Industrial business. Sales for the Fine Chemicals and Performance Chemicals businesses were up 15% and 12%, respectively, due to higher sales volumes.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $13.0 million for the third quarter of 1999 versus $19.8 million for the same period last year. The shortfall in operating profits was attributable to the Industrial business, which experienced an $11.4 million decline in profits for the quarter due to the decreased sales of its intermediates and solvents products. This decline was partially offset by improved operating profits for the Fine Chemicals business due to higher sales and lower costs due to higher product yields and increased manufacturing efficiencies, and also to lower operating expenses. Operating profits for the Performance Chemicals business also improved for the quarter, due primarily to an improved gross margin as a result of favorable manufacturing cost variances, and lower operating expenses.

Mineral Products

     Sales for the Mineral Products segment for the third quarter of 1999 were $23.3 million compared with $24.2 million for the third quarter of 1998. Sales to Building Materials Corporation of America, an affiliate, decreased by $0.7 million to $15.2 million due to lower sales volumes, while sales to trade customers decreased by $0.2 million (3%), also due to sales volume decreases. Operating income for the third quarter of 1999 was $4.9 million compared with $6.5 million for the same period in 1998, with the decrease resulting from the lower sales volumes and a lower gross margin.


Results of Operations - Nine Months 1999 Compared With
                        Nine Months 1998

     For the first nine months of 1999, the Company recorded income from continuing operations of $43.0 million (63 cents diluted earnings per share), compared with $43.2 million (74 cents diluted earnings per share) for the first nine months of 1998. The results reflected higher operating income offset by lower other income and higher interest expense. The results for the first nine months of 1998 included $15.7 million of nonrecurring charges associated with the merger of the predecessor company with and into the Company and the restructuring of the Company's European operations. Operating income for the first nine months of 1999 included an $8.5 million gain from the sale of a product line and a $2.3 million charge related to a staff reduction program (see
Note 7 to Consolidated Financial Statements).

     Net sales for the first nine months of 1999 were $583.0 million compared with $598.3 million for the same period in 1998. The decrease in sales was attributable to lower sales in the Company's Industrial business, and, to a lesser extent, the Mineral Products segment, partially offset by sales increases in the Fine Chemicals, Pharmaceuticals and Performance Chemicals businesses. The lower sales principally reflected sales declines in Europe, as a result of the lower Industrial sales, and also in the U.S. and Latin America, partially offset by sales increases in the Asia-Pacific region.

     Operating income for the first nine months of 1999 was $123.8 million and included a pre-tax gain of $8.5 million from the sale of the Company's pigments business, a non-core product line that was part of the Personal Care business segment. Excluding this gain and the nonrecurring charges discussed above in both 1998 and 1999, operating income for the first nine months of 1999 was $117.5 million compared with $122.3 million for the first nine months of 1998. The decrease was principally attributable to lower profits in the Industrial business as a result of decreased sales, and, to a lesser extent, lower profits in the Mineral Products segment, partially offset by improved profits in all other specialty chemicals businesses.

     Interest expense for the first nine months of 1999 was $58.8 million versus $55.9 million for the same period last year, with the increase due to higher average borrowings, partially offset by lower average interest rates. Other income, net, for the first nine months was $1.2 million compared with $33.2 million in the first nine months of 1998, with the decrease resulting principally from lower investment income.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

     Sales for the first nine months of 1999 were $143.4 million compared with $144.3 million for the same period last year. The lower sales were attributable to skin care products which experienced lower average price levels in some products and also lower sales volumes as a result of the first quarter sale of the pigments business. Sales of hair care products increased due to strong U.S. sales in hair care preservatives and polymers, and also due to higher sales in the Asia-Pacific region as a result of improving Asian economies.

     Operating income for the first nine months of 1999 was $39.9 million and included a pre-tax gain of $8.5 million from the sale of the pigments business. Excluding this gain, operating income for the first nine months was $31.4 million compared with $28.9 million for the first nine months of 1998. Operating profits for skin care products were down due to lower sales and a lower gross margin due to unfavorable pricing, while hair care profits increased by 19% due to an improved gross margin and lower operating expenses.

Pharmaceutical, Agricultural and Beverage ("PAB")

     Sales for the PAB segment were $136.1 million for the first nine months of 1999, a 6% increase compared with $128.7 million for the first nine months of 1998, while operating income increased by 28% to $38.3 million versus $29.8 million last year. The increased sales reflected favorable pricing and higher sales volumes, primarily in the Pharmaceuticals business. The increased operating results reflected the higher sales levels, an improved gross margin due to the favorable pricing and favorable manufacturing costs, and lower operating expenses.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first nine months of 1999 were $231.8 million compared with $252.8 million in the first nine months of 1998. The decrease in sales was attributable to the Industrial business where lower sales of intermediates and solvents products, reflecting lower sales volumes and unfavorable pricing, principally in Europe, resulted in a 22% decrease in sales for the Industrial business. Sales for the Fine Chemicals and Performance Chemicals businesses were up 29% and 8%, respectively, due to higher sales volumes partially offset by unfavorable pricing for Fine Chemicals.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $33.6 million for the first nine months of 1999 versus $49.4 million for the same period last year. The lower operating profits were attributable to the Industrial business, which experienced a $26.4 million decrease for the period due to the decreased sales of its intermediates and solvents products. This decrease was partially offset by improved operating profits for the Fine Chemicals business due to the higher sales volumes, partially offset by unfavorable pricing. Operating profits for the Performance Chemicals business also improved due to increased sales volumes, an improved gross margin due to favorable manufacturing cost variances, and lower operating expenses, partially offset by the unfavorable effect of the stronger U.S. dollar.

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 1999 were $71.7 million compared with $72.5 million for the first nine months of 1998. Sales to Building Materials Corporation of America, an affiliate, remained flat at $47.9 million, while sales to trade customers decreased by $0.8 million (3%) due to lower sales volumes. Operating income for the first nine months of 1999 was $14.9 million compared with $16.5 million for the same period in 1998, resulting from the lower trade sales volumes, a lower gross margin and increased operating expenses.

Liquidity and Financial Condition

     During the first nine months of 1999, the Company's net cash flow before financing activities was $83.9 million, including $73.2 million of cash generated from continuing operations, the reinvestment of $46.3 million for capital programs, $11.5 million of cash generated from the sale of assets (see
Note 2 to Consolidated Financial Statements), the use of $20.8 million of cash for net purchases of available-for-sale and held-to-maturity securities and other short-term investments, and $66.3 million of cash generated from discontinued operations, including $62.0 million of proceeds from the sale of the Filter Products business (see Note 1 to Consolidated Financial Statements).

     Cash invested in additional working capital totaled $6.4 million during the first nine months of 1999, mainly reflecting a $30.5 million increase in receivables and a $6.3 million increase in inventories, partially offset by a $29.4 million increase in payables and accrued liabilities. The increase in receivables reflected a $20.6 million increase in trade receivables due to higher sales in September 1999 versus December 1998, a $5.1 million increase in the receivable from the purchaser of the Company's domestic trade accounts receivable, and a $4.8 million increase in other receivables. The net cash generated from operating activities also included a $22.0 million cash inflow from net sales of trading securities.

     Net cash used in financing activities during the first nine months of 1999 totaled $76.8 million, reflecting a $127.4 million increase in borrowings under the Company's bank revolving credit facility and the repayment of the Company's $200 million 9% Senior Notes due March 1999. In addition, financing activities included a $5.0 million cash outlay for repurchases of common stock pursuant to the Company's repurchase program. The Company announced in March 1999 that its Board of Directors had approved the repurchase of an additional 1.5 million shares of its common stock. This amount is in addition to the repurchase of one million shares, announced in September 1998, which has been completed. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan.

     As a result of the foregoing factors, cash and cash equivalents increased by $7.1 million during the first nine months of 1999 to $30.3 million, excluding $377.1 million of available-for-sale securities and other short-term investments.

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, mainly over the next six to nine months, principally for decommissioning, demolition and remediation, and severance costs. During the first nine months of 1999, $3.7 million of costs were charged to this accrual, principally for decommissioning activities and severance. In the third quarter of 1999, it was determined that the initial reserve for demolition was overestimated, and, accordingly, the Company reversed $0.8 million of this reserve, leaving a reserve balance of $3.0 million as of the end of the third quarter. In the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of costs incurred for lease obligations, severance costs and for relocation of headquarters operations and other related expenses. This program was completed during the third quarter of 1999.

         In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 80 positions were eliminated in the third quarter, for which the Company recorded a pre-tax provision for severance of $2.3 million. The applicable severance reserve remaining as of the end of the third quarter was $2.1 million. The overall staff reduction program will result in the elimination of a total of 101 positions by year-end 1999 through normal attrition or termination.

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

     The Company has completed the installation of a new Enterprise Resource Planning System ("ERP System") and has replaced or remediated most of its personal computers and other IT equipment that may have Year 2000 Issues. Although the ERP System was implemented for purposes other than remediating Year 2000 Issues, management believes that the ERP System is Year 2000 compliant. In this regard, the Company has performed Year 2000 testing of the ERP system and did not discover any major Year 2000 Issues. With respect to its non-IT equipment, the Company and its consultants have inventoried, evaluated, remediated and tested this equipment other than certain equipment acquired in the Company's recent acquisition of its algins business (see Note 10 to Consolidated Financial Statements) which it is in the process of evaluating. The Company has substantially completed its Year 2000 Program for IT and non-IT equipment as of the end of the third quarter of 1999.

     The Company is also requesting information on the Year 2000 Issues of third parties significant to the Company's business. The Company has evaluated the responses from many of these entities and has requested more information as appropriate. The Company has substantially completed these activities as of the end of the third quarter of 1999. Based on the information gathered from its Year 2000 Program, the Company has developed contingency plans to minimize the impact of Year 2000 Issues on its business. These contingency plans generally include, as management believes appropriate: emergency response contacts, unscheduled shutdowns, raw material requirements, computer operations, new year shutdowns, and emergency response teams. The Company will continue to review its contingency plans and will modify such plans as conditions dictate.

     The Company does not believe that the costs of its Year 2000 Program will be material to its financial position or results of operations. While the Company believes that it addressed most of its IT Year 2000 Issues by installing the ERP System and replacing or remediating personal computers, neither the timing nor extent of these activities were directly related to the Company's Year 2000 Program. The Company also has incurred outside costs of approximately $600,000 in connection with evaluating Year 2000 compliance of its non-IT systems. The Company expects that the aggregate costs to remediate should approximate no more than $1.0 million. The Company has paid the costs of addressing its Year 2000 Issues from cash balances or cash generated from operations. The Company has charged such costs against earnings as the costs have been incurred.

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

               Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1998, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $56.1 million and short contracts valued at $276.7 million. All such short contracts were terminated as of May 6, 1999. Since the Company marks-to-market such instruments each month, there was no economic cost to the Company to terminate these instruments. At October 3, 1999, the value of long contracts was $20.0 million and the value of short contracts was $1.4 million. In addition, the Company's 9% Senior Notes and $200 million notional value of fixed to floating interest rate swaps matured on March 1, 1999, and the Company terminated $125 million notional amount of floating to fixed forward-starting interest rate swaps on March 1, 1999. The cost to the Company to terminate such swaps was insignificant.

                                     PART II


                                OTHER INFORMATION


Item 2.  Change in Securities and Use of Proceeds

     Effective September 29, 1999, the Company sold 318,599 shares of common stock to its President and Chief Executive Officer at a purchase price of $9.563 per share, or an aggregate purchase price of $3,046,762, pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Such shares were issued to such officer in connection with such officer's employment with the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10   - Letter  Agreement,  dated September 29, 1999,  between the Company and Sunil Kumar.

     27.l - Financial Data Schedule for the nine months ended October 3, 1999, which is submitted electronically to the Securities and Exchange Commission for information only.

     27.2 - Restated Financial Data Schedules for the three months ended April 4, 1999 and the six months ended July 4,1999, which are submitted electronically to the Securities and Exchange Commission for information only.

     27.3 - Restated Financial Data Schedules for the three months ended March 29, 1998, six months ended June 28, 1998, nine months ended September 27, 1998 and the year ended December 31, 1998, which are submitted electronically to the Securities and Exchange Commission for information only.

     27.4 - Restated Financial Data Schedules for the year ended December 31, 1996 and the year ended December 31, 1997, which are submitted electronically to the Securities and Exchange Commission for information only.



(b)  No Reports on Form 8-K were filed during the quarter ended October 3, 1999.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  November 16, 1999      BY:   /s/Randall R. Lay
       -----------------            -----------------

                                    Randall R. Lay
                                    Executive Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)