Form 10-K405
period 1999-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2000-03-30
CIK 1026738

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                  300 DELAWARE AVENUE
                       SUITE 303
                  WILMINGTON, DELAWARE                                             19801
        (Address of Principal Executive Offices)                                 (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

                                 (302) 427-5715

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
         Common Stock, par value $.01 per share                           New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of International Specialty Products Inc., in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of March 24, 2000, 68,844,702 shares of common stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 2000 was $98,647,523. The aggregate market value was computed by reference to the closing price on the New York Stock Exchange of common stock of the registrant on such date ($6.50). For purposes of the computation, voting stock held by executive officers and directors of the registrant has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such executive officers and directors are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Proxy Statement for the 2000 Annual Meeting of Stockholders of International Specialty Products Inc. to be filed within 120 days after the registrant's fiscal year-end (the "Proxy Statement") is incorporated by reference in Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     International Specialty Products Inc. (formerly ISP Holdings Inc.) ("ISP") is a leading multinational manufacturer of specialty chemicals and mineral products.

     We operate our business exclusively through our direct and indirect subsidiaries, including ISP Opco Holdings Inc., ISP Chemicals Inc., ISP Technologies Inc., ISP Van Dyk Inc., ISP Fine Chemicals Inc., ISP Freetown Fine Chemicals Inc. and ISP Alginates Inc. We were incorporated in Delaware in 1996.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged with and into our company (then known as ISP Holdings Inc. ("ISP Holdings")). In connection with the merger, each share of common stock of Old ISP (other than those held by ISP Holdings) was automatically converted into one share of common stock of the surviving corporation, substantially all of the assets and liabilities of Old ISP were transferred to our subsidiary, ISP Opco Holdings Inc., and we changed our name to International Specialty Products Inc. Approximately 76% of our outstanding common stock is owned beneficially (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) by Samuel J. Heyman, our Chairman of the Board of Directors.

     Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). On January 1, 1997, GAF effected a series of transactions involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of this distribution, we are no longer a subsidiary of GAF, and the assets and liabilities of other subsidiaries of GAF, including G-I Holdings Inc., Building Materials Corporation of America, U.S. Intec, Inc., and GAF Fiberglass Corporation are no longer included in our assets and liabilities.

     On October 15, 1999, we acquired substantially all of the assets of the Kelco Alginates division of Monsanto Company. Our alginates business manufactures sodium alginate, propylene glycol alginate and other alginate derivatives at our San Diego, California and Girvan, Scotland plants. Algin is a naturally occurring hydrocolloid derived from brown seaweed and is used in food, pharmaceutical and industrial applications. As part of the transaction, we also acquired a research and administrative center in Tadworth, England and equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania.

     Prior to October 1, 1999, we manufactured and sold filter products, consisting of pressure filter vessels, filter bags and filter systems, primarily to the paint, automotive, chemical, pharmaceutical, petroleum and food and beverage industries. Effective October 1, 1999, we sold the stock of our filter products subsidiaries to Hayward Industrial Products, Inc.

     The address and telephone number of our principal executive offices are 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5715.

     Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 15 and 16 to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

          o Pharmaceutical, Food and Beverage--whose products are sold to these three government-regulated industries; and

          o Performance Chemicals, Fine Chemicals and Industrial--whose products are sold to numerous consumer and industrial markets.

     For the year ended December 31, 1999, sales of specialty chemicals represented approximately 89% of our revenues. Most of our specialty chemical products fall within the following categories:

          o vinyl ether monomers--includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by the Performance Chemicals group of our Performance Chemicals, Fine Chemicals and Industrial business segment.

          o vinyl ether copolymers--includes our GANTREZ(R) line of products. These products serve as a bioadhesive resin in such consumer products as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by our Personal Care and Pharmaceutical, Food and Beverage business segments.

          o polyvinyl pyrrolidone (PVP) polymers and copolymers--represents our largest product group. These polymers and copolymers are marketed by all of our business segments. Our PLASDONE(R), POLYCLAR(R) and GAFQUAT(R) product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.

          o intermediates--includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Intermediates are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture spandex fibers and polybutylene terephthalate (PBT) plastics for use in automobiles.

          o solvents--includes our M-PYROL(R) brand of N-methyl pyrrolidone
            (NMP), for use in metal degreasing and paint stripping, BLO(R) brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used in the manufacture and installation of PVC pipe. Solvents are also marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment.

          o alginates--includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our Pharmaceutical, Food and Beverage business segment, with the majority of our sales to the food industry.

     The balance of our specialty chemical products includes fine chemicals (marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment), sunscreens, preservatives, emollients (each marketed by our Personal Care business segment) and advanced materials (marketed by our Pharmaceutical, Food and Beverage business segment and our Performance Chemicals, Fine Chemicals and Industrial business segment).

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

     Our ESCALOL(R) sunscreen actives serve as the primary active ingredient in many of the most popular sunscreens today and increasingly find applications in many other products such as lipsticks and facial creams. Our CERAPHYL(R) line of emollients and moisturizers provide a variety of popular bath products with their softening and moisturizing characteristics. We produce a growing number of specialty preservatives, including GERMALL(R) PLUS, a patented product that offers broad-spectrum anti-microbial activity, and SUTTOCIDE(R) A, a preservative gentle enough for infant care products.

     Our hair care ingredients, marketed under the GANTREZ(R), GAFQUAT(R), and PVP/VA family of products, include a number of specially formulated fixative resins which provide hairsprays, mousses and gels with their holding power, as well as thickeners and stabilizers for shampoos and conditioners. Utilizing our combined expertise in hair care and sunscreen applications, we developed the world's first high performance hair protectant, ESCALOL(R) HP-610, to prevent sun damage to hair.

     On April 2, 1999, we sold our pearlescent pigments business, a non-core product line that was part of the Personal Care business segment.

     Pharmaceutical, Food and Beverage. Our specialty chemicals for the Pharmaceutical, Food and Beverage markets provide a number of end-use products with their unique properties while enabling these products to meet increasingly strict regulatory requirements.

     In the pharmaceutical market, our specialty chemicals serve as key ingredients in the following types of products:

          o prescription and over-the-counter tablets;

          o injectable prescription drugs and serums;

          o cough syrups;

          o antiseptics;

          o toothpastes; and

          o denture adhesives.

     Our PLASDONE(R) and POLYPLASDONE(R) polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated tablets, and our GANTREZ(R) bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes.

     Our advanced materials product line includes the FERRONYL(R) brand of dietary iron supplement, which is marketed to the pharmaceutical industry.

     In the food and beverage markets, our alginates and acetylene-derived polymers serve as critical ingredients in the manufacture of numerous consumer products, including salad dressings, cheese sauces, fruit fillings, beer and health drinks. For example, our alginates products, marketed under the KELCOLOID(R) tradename, are used as stabilizers in many well-known consumer products, while our acetylene-based specialty polymers, marketed under the POLYCLAR(R) tradename, serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

     Performance Chemicals, Fine Chemicals and Industrial. Our Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers and advanced materials for consumer, agricultural and industrial applications. Our acetylene-based chemistry produces a number of Performance Chemicals for use in a wide range of markets including:

          o coatings;

          o agriculture;

          o imaging;

          o detergents;

          o electronics; and

          o metalworking.

     We believe that we are a leading producer of inert ingredients for the agricultural industry, where our solvents and polymers are used for the formulation of safer and more effective crop treatment products. For example, our AGRIMER(R) line of specialty polymers are EPA-approved inert ingredients which are used in seed-coating, crop dusting products, and as binders and disintegrants for a variety of pesticide tablets, pellets and granules.

     Our advanced materials product line includes high-purity carbonyl iron powders, sold under the MICROPOWDER(R) name, for use in the aerospace, defense, electronics and powder metallurgy industries.

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

     We expanded our presence in the fine chemicals market with the February 1998 acquisition of our Freetown, Massachusetts manufacturing facility from Polaroid Corporation. We are expanding the facility's production capabilities to allow for the manufacture of certain specialty chemical product lines for our Personal Care business segment and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. As part of the acquisition of this facility, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business.

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

     Effective April 1, 1998, we acquired the remaining 50% interest in GAF-Huls Chemie GmbH, now known as ISP Marl GmbH ("ISP Marl"), our joint venture with a subsidiary of Huls AG, based in Marl, Germany. As part of the transaction, we also acquired the fully-dedicated, modern production facility that provides ISP Marl with its primary raw material, acetylene. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. We believe that this acquisition provides us with continued access to a low-cost supply of butanediol that is critical to the manufacture of many of our downstream polymers.

     During 1999, based on a review of our entire butanediol manufacturing network, which includes the Texas City, Texas; Calvert City, Kentucky; and Marl, Germany plants, we shut down the butanediol production unit at our Calvert City plant, writing off the associated assets, and evaluated curtailing production of butanediol at our Texas City plant. As a result of this evaluation, we wrote down to fair value certain butanediol assets at our Texas City and Seadrift, Texas manufacturing facilities and may shut down the butanediol production units at these facilities in the near future. We continue to produce polymers at our Calvert City and Texas City plants.

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

     International Operations. We conduct our international operations through 39 subsidiaries and 45 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

     International sales of our specialty chemicals in 1999 were approximately 48% of our total sales for that period. Approximately 37% of our specialty chemicals sales in 1999 were in Europe and Japan. Sales in these regions are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     We own and operate ISP Marl, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. Both production facilities are located at Huls' Chemiepark site in Marl, Germany, and each relies upon Huls to provide certain services, including utilities, rail transport and waste handling. ISP Marl is the most modern butanediol production facility in our butanediol manufacturing network. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, was built in 1992 to replace an older facility and utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

     In October 1999, we acquired an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we acquired equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

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

     The principal raw materials used in the manufacture of our acetylene-based specialty chemicals are acetylene, methanol and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from two unaffiliated suppliers pursuant to supply contracts. At our Texas City and Seadrift, Texas plants, acetylene is supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from the manufacture of ethylene. At our Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide.

     Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks (primarily butane) are critical raw materials for the production of acetylene at our operations in Marl, Germany, where methanol is also a principal raw material. Electricity, butane and methanol for our Marl, Germany operations are supplied by Huls pursuant to a long-term supply agreement.

     We believe that the diversity of our acetylene supply sources and our use of a number of acetylene production technologies (ethylene by-product, calcium carbide and electric arc technology) provide us with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, or, in the case of ISP Marl, electricity and hydrocarbon feedstocks, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements. To date, we have not experienced an interruption of our acetylene supply that has had a material adverse effect on our sales of specialty chemicals.

     The principal raw material used in the manufacture of alginates is certain select species of seaweed. We process seaweed in both wet and dry forms. We use our own specially designed vessels to harvest, under government license, wet seaweed from leased kelp beds in the Pacific Ocean to supply our San Diego, California facility. Our Girvan, Scotland facility processes primarily dry seaweed purchased from our joint ventures in Iceland, Ireland and Tasmania, as well as from independent suppliers in South America. We believe that the species of seaweed required to manufacture alginates will remain readily available and that we will have adequate access to this seaweed to provide us with adequate supplies of this raw material for the foreseeable future.

     Availability of other raw materials, including methanol and methylamine, remained adequate during 1999. We believe that, in the event of a supply interruption, we could obtain adequate supplies of such raw materials from alternate sources.

     We use natural gas and raw materials derived from petroleum in many of our manufacturing processes and, consequently, the price and availability of natural gas and petroleum could be material to our operations. During 1999, crude oil and natural gas supplies remained adequate and the impact of rising crude oil prices was mitigated through operational efficiencies.

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

     Sales to Building Materials Corporation of America ("BMCA"), an affiliate, and its subsidiaries constituted approximately 66% of our mineral products net sales in 1999. See Item 13, "Certain Relationships and Related Transactions" and
Note 14 to Consolidated Financial Statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1999 Compared with 1998."

     Raw Materials. We own rock deposits that have specific performance characteristics, including weatherability, the ability to reflect UV light, abrasion-resistance, non-staining characteristics and the ability to absorb pigments. We own three quarries, each with proven reserves, based on current production levels, of more than 20 years.

COMPETITION

     We believe that we are either the first or second largest seller, based on revenues, worldwide of our specialty chemicals derived from acetylene, other than butanediol and tetrahydrofuran, and the second largest seller, based on revenues, of alginates.

     In each end-use market, there are a limited number of companies that produce substitutable products for our acetylene-derived specialty chemicals. These companies compete with us in the personal care, pharmaceutical, beverage and industrial markets and have the effect of limiting our market penetration and pricing flexibility. For our specialty chemicals not derived from acetylene, including alginates, sunscreens, emollients, moisturizers and fine chemicals, a number of world-wide competitors can provide similar products or services. We compete on quality, customer service and price in these markets.

     Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are four competitors of significance for merchant market butanediol. One of these competitors sources the merchant market from its plants in the United States and in Europe. Two other competitors each source the merchant market from their single manufacturing plants, one in the United States and the other in Europe. We believe the fourth competitor is nearing completion of its single plant in the United States and is expected to begin commercial production of butanediol during 2000. Tetrahydrofuran is manufactured by a number of companies throughout the world.

     With regard to our mineral products, we have only one larger and one smaller competitor and believe that competition has been limited by:

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

RESEARCH AND DEVELOPMENT

     Our worldwide research and development expenditures were $26.9, $25.9 and $23.0 million in 1997, 1998 and 1999, respectively.

     Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Texas City, Texas; Chatham, New Jersey; Belleville, New Jersey; Freetown, Massachusetts; Columbus, Ohio; San Diego, California; and Girvan, Scotland, as well as at technical centers in the United Kingdom, Germany, China and Singapore. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.

ENVIRONMENTAL SERVICES

     We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility, we intend to develop and operate the facility in a separate subsidiary, either on our own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. We also are investigating other development opportunities at this site.

PATENTS AND TRADEMARKS

     As of December 31, 1999, we owned or licensed approximately 350 domestic and 460 foreign patents or patent applications and owned or licensed approximately 150 domestic and 1,890 foreign trademark registrations or applications related to our business. While we believe the patent protection covering certain of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or its plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of less than $4.0 million in each of the three years ended December 31, 1999, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2000 and 2001 will be approximately $7.0 and $9.0 million, respectively.

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

EMPLOYEES

     At December 31, 1999, we employed approximately 2,650 people worldwide. Approximately 780 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

OTHER DEVELOPMENTS

     On January 27, 2000, we announced that we had notified Dexter Corporation of our intent to present at Dexter's 2000 Annual Meeting of Shareholders, and solicit proxies in favor of, a series of resolutions designed to facilitate our business combination proposal. Under the proposal, as amended on March 23, 2000, Dexter shareholders would receive at least $50 per share in cash, subject to the execution of a mutually acceptable merger agreement. We have filed with the Securities and Exchange Commission a preliminary proxy statement in connection with Dexter's Annual Meeting. We beneficially own approximately 10% of the outstanding shares of Dexter common stock and approximately 14% of the outstanding shares of the common stock of Life Technologies, Inc., a majority-owned subsidiary of Dexter. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition" and Note 18 to Consolidated Financial Statements.

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

LOCATION                                   FACILITY                                  PRODUCT LINE
-----------------------------------------  -----------------------------------  -----------------------
                                           DOMESTIC
Alabama
  Huntsville.............................  Plant*                               Specialty Chemicals
California
  San Diego..............................  Plant*                               Specialty Chemicals
Kentucky
  Calvert City...........................  Plant                                Specialty Chemicals
Maryland
  Hagerstown.............................  Research Center, Design Center,      Mineral Products
                                             Sales Office
Massachusetts
  Freetown...............................  Plant, Research Center               Specialty Chemicals
Missouri
  Annapolis..............................  Plant, Quarry                        Mineral Products
New Jersey
  Belleville.............................  Plant, Sales Office, Research        Specialty Chemicals
                                             Center

  Bridgewater............................  Sales Office*                        Specialty Chemicals
  Chatham................................  Plant, Sales Office, Research        Specialty Chemicals
                                             Center
  Wayne..................................  Headquarters, Corporate              Specialty Chemicals
                                             Administrative Offices, Research
                                             Center
Ohio
  Columbus...............................  Plant, Research Center, Sales        Specialty Chemicals
                                             Office
Pennsylvania
  Blue Ridge Summit......................  Plant, Quarry                        Mineral Products
Texas
  Seadrift...............................  Plant                                Specialty Chemicals
  Texas City.............................  Plant                                Specialty Chemicals
Wisconsin
  Pembine................................  Plant, Quarry                        Mineral Products

LOCATION                                   FACILITY                                  PRODUCT LINE
-----------------------------------------  -----------------------------------  -----------------------
                                           INTERNATIONAL
Belgium
  Sint-Niklaas...........................  Sales Office, Distribution Center    Specialty Chemicals
Brazil
  Sao Paulo..............................  Sales Office*, Distribution Center*  Specialty Chemicals
Canada
  Mississauga, Ontario...................  Sales Office*, Distribution Center*  Specialty Chemicals
England
  Guildford..............................  European Headquarters*, Research     Specialty Chemicals
                                             Center*
  Manchester.............................  Sales Office**, Distribution         Specialty Chemicals
                                             Center**
  Tadworth...............................  Research Center*, Sales Office*      Specialty Chemicals
Germany
  Cologne................................  Research Center*, Sales Office*      Specialty Chemicals
  Marl...................................  Plants**, Sales Office**             Specialty Chemicals
India
  Nagpur.................................  Plant**                              Specialty Chemicals
Japan
  Tokyo..................................  Sales Office*                        Specialty Chemicals
Scotland
  Girvan.................................  Plant                                Specialty Chemicals
Singapore................................  Sales Office*, Distribution          Specialty Chemicals
                                             Center*, Asia-Pacific
                                             Headquarters*, Warehouse*

------------------
 * Leased property
** Long-term ground lease

     We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 1999, we made capital expenditures in the amount of $69.2 million relating to plant, property and equipment.

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

     We estimate that our liability in respect of all Environmental Claims (including those relating to our closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 1999, is $22.5 million, before reduction for insurance recoveries reflected on our balance sheet (discussed below) of $11.1 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). In the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                                               PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD             AGE                OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------   ---   ------------------------------------------------------------------------
Samuel J. Heyman ...............   61    Mr. Heyman has been a director and Chairman of the Board of ISP since
  Chairman of the Board                    its formation and was Chief Executive Officer of ISP and certain of its subsidiaries from their formation to June 1999. Mr. Heyman also has been a director, Chairman of the Board, President and Chief
                                           Executive Officer of GAF Corporation and certain of its subsidiaries for more than five years. He has been a director and Chairman of the
                                           Board of BMCA since its formation, and has served as Chief Executive
                                           Officer of BMCA and certain of its subsidiaries since June 1999, which position he also held from June 1996 to January 1999. He is also the
                                           Chief Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities.
Sunil Kumar ....................   50    Mr. Kumar has been a director, President and Chief Executive Officer of
  President and Chief Executive            ISP and President and Chief Executive Officer of certain of its
  Officer                                  subsidiaries since June 1999. Mr. Kumar was a director, President and
                                           Chief Executive Officer of BMCA and certain of its subsidiaries from
                                           May 1995, July 1996 and January 1999, respectively, to June 1999. He also was Chief Operating Officer of BMCA and certain of its subsidiaries from March 1996

                                                               PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD             AGE                OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
--------------------------------   ---   ------------------------------------------------------------------------
                                           to January 1999. Mr. Kumar was President, Commercial Roofing Products
                                           Division, and Vice President of BMCA from February 1995 to March 1996.
                                           From 1992 to February 1995, he was Executive Vice President of
                                           Bridgestone/Firestone Inc., a retail distributor and manufacturer of tires and provider of automobile services.
Andrew G. Mueller ..............   57    Mr. Mueller has been Executive Vice President--Operations of ISP and
  Executive Vice President--               certain of its subsidiaries since May 1997. He was employed by BASF
  Operations                               Corporation as Group Vice President, Colorants & Textile/Leather
                                           Chemicals from December 1995 to April 1997 and as Vice President,
                                           Fiber Intermediates for more than five years until November 1995.
Richard A. Weinberg ............   40    Mr. Weinberg has been Executive Vice President, General Counsel and
  Executive Vice President,                Secretary of ISP and its subsidiaries since May 1998 and was Senior
  General Counsel and Secretary            Vice President, General Counsel and Secretary of ISP and its
                                           subsidiaries from May 1996 to May 1998. Mr. Weinberg has held the same positions during the same time periods with GAF Corporation and certain of its subsidiaries, including BMCA. He has been a director of certain of ISP's subsidiaries since May 1996 and a director of GAF
                                           Corporation since February 2000. He was Vice President and General
                                           Counsel of BMCA from September 1994 to May 1996.
Randall R. Lay .................   45    Mr. Lay has been Executive Vice President and Chief Financial Officer of
  Executive Vice President and             ISP and its subsidiaries since July 1999, was Senior Vice President
  Chief Financial Officer                  and Chief Financial Officer of ISP and its subsidiaries from December
                                           1998 to July 1999 and was Vice President and Chief Financial Officer
                                           of ISP and its subsidiaries from April 1995 to December 1998. From
                                           August 1993 to April 1995, he served as Controller, Specialty
                                           Derivatives of ISP.
Susan B. Yoss ..................   41    Ms. Yoss has been Senior Vice President and Treasurer of ISP and its
  Senior Vice President and                subsidiaries since July 1999 and was Vice President and Treasurer of
  Treasurer                                ISP and its subsidiaries from February 1998 to June 1999. She also has been Senior Vice President and Treasurer of BMCA and its subsidiaries and Senior Vice President, Chief Financial Officer and Treasurer of
                                           GAF Corporation and certain of its subsidiaries since July 1999. Ms.
                                           Yoss was Vice President and Treasurer of BMCA from February 1998 to
                                           June 1999. She was Assistant Treasurer of Joseph E. Seagram & Sons,
                                           Inc., a global beverage and entertainment company for more than five years until February 1998.
Ronald E. Brandt ...............   52    Mr. Brandt has been Senior Vice President, Sales and Commercial
  Senior Vice President, Sales             Director--Americas of ISP and certain of its subsidiaries since July
  and Commercial Director--                1999 and was Senior Vice President, Personal Care and Fine Chemicals
  Americas                                 Group of ISP and certain of its subsidiaries from December 1998 to
                                           July 1999. He served as Vice President and General Manager,
                                           Performance and Fine Chemicals of ISP and certain of its subsidiaries from July 1998 to December 1998 and as Vice President, Performance and
                                           Fine Chemicals of ISP and certain of its subsidiaries from October
                                           1997 to July 1998. From July 1996 to January 1997, Mr. Brandt was
                                           Senior Vice President of Lawson Mardon Wheaton, a packaging manufacturer, and from 1992 to June 1996, he served as Senior Vice
                                           President of Lonza Inc., a chemicals manufacturer.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information pertains to ISP's common stock, which is traded on the New York Stock Exchange. As of March 24, 2000, there were 209 holders of record of ISP's outstanding common stock. For purposes of this section, "ISP" refers to both Old ISP for the periods prior to the merger of Old ISP into ISP Holdings and ISP for the periods subsequent to the merger.

                                                                 1999 BY QUARTER
                                            ----------------------------------------------------------
                                               FIRST          SECOND           THIRD          FOURTH
                                            -----------     -----------     -----------     ----------
Price Range of Common Stock:
  High..................................    $ 13 13/16      $ 10 5/16       $ 10 1/4        $ 10 3/16
  Low...................................       7 1/2           7               8 9/16          7

                                                             1998 BY QUARTER
                                           ---------------------------------------------------
                                            FIRST       SECOND         THIRD          FOURTH
                                           -------    ----------     ----------     ----------
Price Range of Common Stock:
  High..................................   $ 18 1/2     $ 20 1/2       $ 18 13/16     $ 15 7/16
  Low...................................     13 9/16      16 13/16       12              9 9/16

     ISP announced in the second quarter of 1995 that its Board of Directors had eliminated the 2 1/2 cents per share semi-annual dividend on ISP's common stock. The declaration and payment of dividends is at the discretion of the Board of Directors of ISP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to Consolidated Financial Statements for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-10 and page F-28, respectively. Any decision to resume the payment of dividends, and the timing and amount thereof, is dependent upon, among other things, ISP's results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Board of Directors will resume the declaration and payment of dividends or as to the amount thereof.

ITEM 6. SELECTED FINANCIAL DATA

     See page F-11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition--Market Sensitive Instruments and Risk Management" on page F-8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-13 to F-45.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information to be contained in the Proxy Statement under the captions "Election of Directors" and "Certain Transactions" is incorporated by reference herein.

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

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER                                                 DESCRIPTIONS
------   ---------------------------------------------------------------------------------------------------------
  3.1    -- Amended and Restated Certificate of Incorporation of ISP (incorporated by reference to Exhibit 4.1 to
            Post-Effective Amendment No. 1 of Form S-8 to the Registration Statement on Form S-4 of ISP
            (Registration No. 333-53709) (the "ISP Registration Statement")).

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

 10.1    -- Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF Corporation, G-I
            Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building
            Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and
            ISP Opco Holdings Inc. (the "Management Agreement") (incorporated by reference to Exhibit 10.1 to
            BMCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 10.2    -- Amendment No. 1 to the Management Agreement, dated as of January 1, 2000.

 10.3    -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP
            Holdings, G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to
            Exhibit 10.7 to the Holdings Registration Statement).

 10.4    -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings, International Specialty
            Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

 10.5    -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the
            Registration Statement on Form S-1 of International Specialty Products Inc. (Registration
            No. 33-40351)).*

 10.6    -- International Specialty Products Inc. 1991 Incentive Plan for Key Employees and Directors, as amended
            (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP
            Registration Statement).*

 10.7    -- Agreement, dated July 30, 1993, between International Specialty Products Inc. and Carl R. Eckardt
            (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of G-I Holdings
            Inc. (Registration No. 33-72220)).*

 10.8    -- Letter Agreement, dated September 29, 1999, between International Specialty Products Inc. and Sunil
            Kumar (incorporated by reference to Exhibit 10 to the ISP Quarterly Report on Form 10-Q for the
            fiscal quarter ended October 3, 1999).*

 10.9    -- Compensation and Indemnification Agreement among Charles M. Diker, Burt Manning and ISP, dated
            October 10, 1997 (incorporated by reference to Exhibit 10.23 to the ISP Registration Statement).*

 10.10   -- Consulting Agreement, dated November 23, 1999, between Carl R. Eckardt and ISP.*

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

 21      -- Subsidiaries of ISP.

 23      -- Consent of Arthur Andersen LLP.

 27      -- Financial Data Schedule for fiscal year 1999, which is submitted electronically to the Securities and
            Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed in the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNATIONAL SPECIALTY PRODUCTS INC.

                                          By:        /s/ RANDALL R. LAY
                                             ---------------------------------
                                                        Randall R. Lay
                                             Executive Vice President and Chief
                                                    Financial Officer

Date: March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

                       SIGNATURE                                                  TITLE
-------------------------------------------------------  -------------------------------------------------------

                 /s/ SAMUEL J. HEYMAN                    Chairman of the Board; Director
------------------------------------------------------
                   Samuel J. Heyman

                    /s/ SUNIL KUMAR                      President and Chief Executive Officer; Director
------------------------------------------------------   (Principal Executive Officer)
                      Sunil Kumar

                  /s/ CARL R. ECKARDT                    Director
------------------------------------------------------
                    Carl R. Eckardt

                /s/ HARRISON J. GOLDIN                   Director
------------------------------------------------------
                  Harrison J. Goldin

                 /s/ CHARLES M. DIKER                    Director
------------------------------------------------------
                   Charles M. Diker

                  /s/ SANFORD KAPLAN                     Director
------------------------------------------------------
                    Sanford Kaplan

                   /s/ BURT MANNING                      Director
------------------------------------------------------
                     Burt Manning

                  /s/ RANDALL R. LAY                     Executive Vice President and Chief Financial Officer
------------------------------------------------------   (Principal Financial and Accounting Officer)
                    Randall R. Lay

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

                                                                                                              PAGE
                                                                                                              ----

Management's Discussion and Analysis of Financial Condition and Results of Operations......................   F-2

Selected Financial Data....................................................................................   F-11

Report of Independent Public Accountants...................................................................   F-12

Consolidated Statements of Income for the three years ended December 31, 1999..............................   F-13

Consolidated Balance Sheets as of December 31, 1998 and 1999...............................................   F-14

Consolidated Statements of Cash Flows for the three years ended December 31, 1999..........................   F-15

Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999................   F-17

Notes to Consolidated Financial Statements.................................................................   F-18

Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited).....................................................................   F-45

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings Inc. ("ISP Holdings"). In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. (the "Company"). In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of the Company, and the outstanding shares of Old ISP's common stock which were held by ISP Holdings were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of the Company. The financial statements presented herein for periods prior to the Merger represent the results of the former ISP Holdings.

     In October 1999, the Company sold the stock of its filter products ("Filter Products") subsidiaries (see Note 3 to Consolidated Financial Statements). Accordingly, the results of operations and assets and liabilities of the Filter Products subsidiaries have been classified as a "Discontinued Operation" within the Consolidated Financial Statements for all periods presented. The following discussion is on a continuing operations basis.

RESULTS OF OPERATIONS

  1999 Compared With 1998

     The Company recorded income from continuing operations in 1999 of $49.6 million ($.72 diluted earnings per share) compared with $2.8 million ($.05 diluted earnings per share) in 1998. Including income from discontinued operations of $25.3 million, which reflected an after-tax gain of $23.5 million from the sale of Filter Products, net income in 1999 was $74.9 million ($1.09 diluted earnings per share) versus net income of $4.8 million ($.08 diluted earnings per share) in 1998.

     The results for 1999 include an $8.5 million pre-tax gain from the sale of the Company's pearlescent pigments business, a non-core product line. The results for 1998 reflected a restructuring and impairment loss of $73.0 million and $12.8 million of charges related to the Merger. In 1999, the Company reversed previously recorded restructuring reserves in the amount of $1.9 million and also established a staff reduction program for which a pre-tax provision for severance of $2.3 million was recorded (see Note 5 to Consolidated Financial Statements and "Results of Operations--1998 Compared With 1997"). In 1998, the Company also recorded a pre-tax gain of $1.2 million from the sale of its tennis court materials business, which was part of the Mineral Products business segment. Excluding the effect of such nonrecurring items in each period, income from continuing operations for 1999 was $44.4 million ($.65 diluted earnings per share) compared with $60.4 million ($.98 diluted earnings per share) in 1998. On a comparable basis, the lower income from continuing operations in 1999 was the result of lower investment income and, to a lesser extent, lower operating income.

     Sales for 1999 were $787.4 million compared with $784.6 million in 1998. The increase in sales was attributable to product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, accounting for $15.3 million of sales, increased revenues in the Fine Chemicals business ($14.7 million), the acquisition of Monsanto Company's Kelco Alginates business (see Note 7 to Consolidated Financial Statements), which recorded sales of $12.8 million in 1999 after the date of its acquisition, and higher sales in the Pharmaceutical business. Such sales increases were offset by lower sales in the Industrial business and in the Mineral Products and Personal Care business segments. The overall sales increase was attributable to increased sales volumes ($51.9 million), offset by unfavorable pricing, principally in the Industrial business, and the unfavorable effect ($5.4 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales in 1999 reflect slightly higher sales in the U.S., Europe and in the Asia-Pacific region, partially offset by 10% lower sales in Latin America.

     Operating income was $146.0 million in 1999 compared with $66.2 million in 1998. Excluding nonrecurring items in each year, operating income for 1999 was $137.8 million compared with $150.8 million in 1998. The lower results in 1999 were attributable to lower gross margins as a result of lower pricing in intermediates (including butanediol) and solvents and unabsorbed manufacturing costs across all business segments that resulted from the Company's program to reduce inventory levels during the fourth quarter of 1999. The results in 1999 were also impacted by lower operating profits for the Mineral Products business segment, partially offset by lower operating expenses that resulted from the Company's third quarter 1999 reduction in corporate staff and other expense reduction efforts. Total selling, general and administrative expenses decreased by 3% in 1999 and, as a percent of sales, decreased from 19.8% in 1998 to 19.1% in 1999. Operating income in 1999 decreased in the U.S., Europe and Latin America, all due to the factors discussed above, while the Asia-Pacific region experienced a slight growth in operating income in 1999 over 1998.

     Interest expense for 1999 was $78.6 million, a $3.0 million (4%) increase over the $75.6 million recorded in 1998, with the increase due primarily to higher average borrowings, partially offset by lower average interest rates.

     Other income, net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $9.0 million in 1999 versus $35.1 million in 1998, with the decrease principally reflecting $26.9 million lower net investment income.

  Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Minerals Products segment. In 1999, the Company transferred its agricultural polymers and solvents product lines from the Pharmaceutical, Agricultural and Beverage ("PAB") segment to the Performance Chemicals, Fine Chemicals and Industrial segment. Accordingly, prior year financial information for these two segments have been restated to conform to the 1999 presentation. The effect on the years 1997 and 1998 was to reduce sales for the PAB segment by $58.1 and $52.7 million, respectively, and reduce operating income by $5.5 and $8.6 million, respectively, and increase sales and operating income for the Performance Chemicals, Fine Chemicals and Industrial segment by like amounts. The PAB segment has been renamed the Pharmaceutical, Food and Beverage segment and includes the alginates business, which was acquired in October 1999. See Notes 15 and 16 to Consolidated Financial Statements for additional business segment and geographic information.

  Personal Care

     The Personal Care segment provides products to the skin and hair care markets. Sales in 1999 were $187.1 million compared with $189.4 million in 1998, while operating income in 1999, including an $8.5 million pre-tax gain on the sale of the pearlescent pigments business, a non-core product line, improved to $45.7 million from $34.7 million in 1998. The lower sales in 1999 primarily resulted from the sale of the pearlescent pigments business and lower average pricing in both skin care and hair care. The sunscreen market continued to experience lower average price levels in some products in 1999. In addition, the skin care business experienced a decline in sales volumes to a major customer who advised the Company that its application has been discontinued. These factors combined to offset sales volume improvements due to growth in new products and in preservatives.

     Operating income, excluding the gain on the sale of the pearlescent pigments business, improved by 7% in 1999 as the operating margin increased to 19.9% compared with 18.3% in 1998. The improvements reflected cost containment in operating expenses, specifically selling and supply chain costs.

  Pharmaceutical, Food and Beverage ("PFB")

     Sales for the PFB segment were $177.3 million in 1999, including
$12.8 million in sales for the alginates business after the date of its acquisition in October 1999, compared with $157.9 million in 1998. Excluding the alginates business, sales for the Pharmaceutical and Beverage businesses increased 4% to $164.5 million in 1999. The increased sales reflected sales volume increases, primarily in the Asia-Pacific region and Europe and favorable pricing in North America, partially offset by the unfavorable impact of the U.S. dollar versus the Euro ($1.8 million).

     The increased sales in the PFB segment were principally attributable to higher sales volumes in the Pharmaceutical business. The sales growth primarily reflected increased volumes in the excipients and oral care markets and, to a lesser extent, the denture adhesives market, with strong growth registered in the Asia-Pacific region. Favorable pricing in the U.S. for PVP-Iodine and the GANTREZ(R) product line also contributed to the sales growth.

     Decreased sales in the Beverage business partially offset the sales gains in the Pharmaceutical business. Beverage sales declined primarily due to lower sales volumes, particularly in Latin America. The adverse impact of the stronger U.S. dollar versus the Euro and competitive pricing pressures in Europe further contributed to the sales decline.

     Operating income for the PFB segment was $44.9 million in 1999, a 19% improvement compared with $37.2 million in 1998, while operating margins improved from 23.6% in 1998 to 25.3% in 1999. The improved results reflected the higher sales volumes and favorable pricing in the Pharmaceutical business, as well as favorable manufacturing and selling costs.

  Performance Chemicals, Fine Chemicals and Industrial

     Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $335.7 million for 1999 compared with $342.8 million in 1998, while operating income declined to $41.2 million in 1999 compared with $63.3 million in 1998. The decrease in sales was attributable mainly to lower Industrial and Performance Chemicals sales, partially offset by a 26% increase in Fine Chemicals sales.

     Sales for the Performance Chemicals business decreased by $4.8 million (5%) in 1999, while operating income decreased by $1.0 million (6%). The primary factor for the decline in sales was significantly lower volumes and lower pricing for the solvent chemicals market in all regions, particularly in Europe. Excluding the negative impact resulting from the solvents market, sales for the Performance Chemicals business grew 10% in 1999. The growth in the non-solvents markets was driven by new products and applications in Europe, combined with an increase in the U.S. base business.

     Sales for the Fine Chemicals business increased $14.7 million (26%) in 1999, while operating income improved $5.1 million (29%). The higher sales and operating income in 1999 was primarily attributable to the increase in sales of an intermediate to a pharmaceutical company. Sales of this product contributed $32.2 million of sales and $17.4 million of gross margin in 1999. Sales and operating income for the Fine Chemicals business will be significantly impacted in the year 2000, as this customer has advised the Company that it will produce this product in-house.

     Sales for the Industrial business decreased by $17.0 million in 1999. Excluding sales of $15.3 million from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, the sales decline for the year was $32.3 million (17%), primarily resulting from unfavorable selling prices and sales volume declines for butanediol and N-methyl pyrrolidone and unfavorable pricing for tetrahydrofuran. As a result of such sales decreases, the Industrial business experienced a 90% decrease in operating profits in 1999.

  Mineral Products

     Sales for the Mineral Products segment in 1999 were $87.3 million, a $7.2 million (8%) decrease compared with sales of $94.5 million in 1998, while operating income decreased $4.4 million (21%) to $16.1 million in 1999. The lower sales and operating income resulted from a $5.3 million decrease in sales to an affiliate, BMCA (see Note 14 to Consolidated Financial Statements), resulting primarily from lower pricing and, to a lesser extent, lower volumes. Sales to trade customers were down $1.9 million (6%) in 1999 due primarily to the sale of the tennis court materials business in September 1998, which accounted for $1.4 million of sales in 1998. During the fourth quarter of 1999, the Mineral Products segment lost two major trade customers for colored roofing granules, which together accounted for approximately 68% of Mineral Products trade sales in 1999 and approximately 23% of total Mineral Products sales in 1999. Sales and operating income for the Mineral Products business will be significantly impacted in the year 2000 as a result of the loss of these two customers.

RESULTS OF OPERATIONS

  1998 Compared With 1997

     The Company recorded income from continuing operations in 1998 of $2.8 million ($.05 diluted earnings per share) compared with $51.7 million ($.96 diluted earnings per share) in 1997. The results for 1998 reflected a restructuring and impairment loss of $73.0 million and $12.8 million of charges related to the Merger, and also included a $1.2 million pre-tax gain from the sale of the Company's tennis court materials business. Excluding the effect of such nonrecurring items, income from continuing operations for 1998 was $60.4 million ($.98 diluted earnings per share), with the increase attributable to higher operating and other income, partially offset by higher interest expense.

     Sales for 1998 were $784.6 million, an 11% increase compared with $709.0 million for 1997. The sales growth in 1998 was primarily attributable to the Company's acquisition, effective April 1, 1998, of the remaining 50% interest in its joint venture with Huls AG, GAF-Huls Chemie GmbH, now known as ISP Marl GmbH ("ISP Marl"), and to the acquisition of the Freetown fine chemicals facility (see Note 7 to Consolidated Financial Statements), which together accounted for $74.5 million of the increase. In addition, the sales increase was attributable to increased sales volumes ($9.7 million), offset by the unfavorable effect ($9.6 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. The higher sales in 1998 reflected increased sales in the U.S., Europe (due to the sales of ISP Marl) and Latin America, partially offset by lower sales in the Asia-Pacific region.

     As discussed in Note 5 to Consolidated Financial Statements, the Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. As a result of significant adverse changes in the butanediol market, and in conjunction with the decision to shut down the Calvert City butanediol production unit, the Company also reviewed the recoverability of its butanediol production assets at its Texas City and Seadrift, Texas facilities and, based on this review, recognized an impairment loss of $16.6 million. The total charge related to the above shutdown and impairment aggregated $59.3 million, including write-offs of property, plant and equipment aggregating $38.7 million, the write-off of $13.1 million of goodwill related to the butanediol business and an accrual of $7.5 million for cash costs to be incurred, mainly for decommissioning, demolition and remediation, and severance costs. In addition, also as a result of the adverse changes in the butanediol market and as a result of the acquisition of ISP Marl, the Company decided not to continue its plans to acquire or develop a European manufacturing facility. Costs incurred in previous years for this project aggregating $10.7 million were therefore deemed not recoverable and were written off in 1998. Also, in the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in the Company's European operations.

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

     Operating income, before the impact of the $84.6 million of nonrecurring items discussed above, was $150.8 million for 1998, a 10% increase over the $137.7 million recorded in 1997. The improved results were primarily attributable to higher operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment (up $25.9 million), mainly due to the acquisitions of ISP Marl and the Freetown fine chemicals facility, and also due to higher operating income for Mineral Products (up $3.5 million), partially offset by lower results for Personal Care (down $9.3 million) and Pharmaceutical and Beverage (down $3.9 million). See below for a further discussion of business segment results. The overall operating results, in addition to the favorable effect of the acquisitions, were favorably impacted by increased sales volumes, partially offset by the adverse effect of the stronger U.S. dollar
($15.7 million) and 8% higher selling, general and administrative expenses due primarily to higher distribution and marketing expenses. Selling, general and administrative expenses as a percent of sales decreased from 20.3% in 1997 to 19.8% in 1998.

     Of the $13.1 million increase in operating income, excluding the nonrecurring items, domestic operating income increased by $3.3 million (10%) due to increased sales volumes reflecting the acquisition of the Freetown fine chemicals facility and higher Mineral Products sales and, to a lesser extent, slightly higher gross margins. Operating income for Europe increased $13.0 million (20%) due mainly to the ISP Marl acquisition, partially offset by the effect of the stronger U.S. dollar, while in the Asia-Pacific region, operating income decreased by $5.5 million (24%) due to lower sales volumes. Operating income for the Latin America region increased by $2.3 million (16%) due to increased sales volumes and improved margins.

     Interest expense for 1998 was $75.6 million, a $2.0 million (3%) increase over the $73.6 million recorded in 1997, with the increase due primarily to higher average borrowings.

     Other income, net, was $35.1 million in 1998 compared with $34.2 million in 1997, as $1.8 million lower other nonoperating and nonrecurring expense items were partially offset by $1.2 million lower net investment income.

  Business Segment Review

     Personal Care

     Sales for the Personal Care segment were $189.4 million in 1998 compared with $187.4 million in 1997, while operating income declined in 1998 to $34.7 million from $44.0 million in 1997. Sales volumes increased by $7.1 million in 1998, led by $4.0 million in sales of new products. The stronger U.S. dollar adversely impacted sales by $3.1 million and, in addition, the sunscreen market continued to experience lower average price levels in some products, which offset volume improvements.

     The decline in operating income in 1998 in the Personal Care segment was attributable to a $4.7 million adverse impact of the stronger U.S. dollar, unfavorable prices in skin care products, and $6.3 million higher selling, general and administrative expenses. The latter was primarily the result of increased expenses for new product development, marketing and development expenses related to government regulations to reduce the emission of volatile organic compounds (VOCs) in hairsprays to 55% levels, and, to a lesser extent, higher distribution costs.

     Pharmaceutical and Beverage ("P&B")

     Sales for the P&B segment were $157.9 million in 1998 compared with $150.3 million in 1997, while operating income decreased to $37.2 million in 1998 from $41.1 million in 1997. The increased sales reflected higher sales volumes ($2.5 million) and favorable pricing, offset by the adverse impact of the stronger U.S. dollar ($3.7 million). The same factors impacted P&B's operating income, with the decline in operating income reflecting a $6.2 million adverse impact of the stronger U.S. dollar, mostly offset by favorable pricing and increased sales volumes and by lower selling and distribution costs.

     The Pharmaceutical business registered another year of strong growth, primarily reflecting increased sales volumes in the oral care and excipients markets. The effects of the economic slowdown in Asia were largely offset by higher sales in Europe and North and South America. The growth in the oral care market came primarily through increased sales of the GANTREZ(R) product line, which has applications in both toothpaste and denture adhesives. In the excipients market, increased revenues were generated through higher sales of PLASDONES(R), which are polymers used as a drug tablet binder. Sales for 1998 in the antiseptic area were slightly down from 1997.

     In the Beverage business, the economic situation in Asia and in certain parts of Eastern Europe had an unfavorable impact on sales, while sales in the Latin America region continued to grow in 1998.

     Performance Chemicals, Fine Chemicals and Industrial

     The Performance Chemicals, Fine Chemicals and Industrial segment experienced a 19% increase in sales in 1998, with sales increasing to $342.8 million from $288.1 million in 1997. Operating income improved to $63.3 million, a 69% increase over the $37.4 million recorded in 1997, excluding the restructuring and impairment loss previously discussed related to the butanediol business. The sales increase was attributable to the acquisition of the remaining 50% interest in ISP Marl and the acquisition of the Freetown fine chemicals facility (see Note 7 to Consolidated Financial Statements), which together accounted for $74.5 million of sales in 1998, and also reflected a substantial increase in the sales of pharmaceutical intermediates. The results for ISP Marl are included in the Company's results on a consolidated basis from the date of its acquisition, including sales of $53.0 million for 1998. Sales for Performance Chemicals in 1998 were 7% lower than in 1997 due to weak economies in Asia and Eastern Europe. Pricing gains for Performance Chemicals were more than offset by the adverse impact of the stronger U.S. dollar.

     The higher operating income for the Performance Chemicals, Fine Chemicals and Industrial segment in 1998 was also primarily attributable to the acquisitions of ISP Marl and the Freetown facility and to the impact of sales volume increases, partially offset by unfavorable pricing, the adverse impact of the stronger U.S. dollar and, to a lesser extent, unfavorable manufacturing costs.

     Mineral Products

     Sales for the Mineral Products segment in 1998 were $94.5 million, a 14% increase compared with $83.2 million in 1997, while operating income improved 21% to $20.5 million in 1998 compared with $17.0 million in 1997. The sales growth resulted from an $11.5 million increase in sales to an affiliate, BMCA (see Note 14 to Consolidated Financial Statements), resulting principally from higher volumes and slightly higher pricing. Sales to trade customers were flat due to consolidation in the roofing industry and plant closures at certain of the Company's trade customers. The Company also sold its tennis court materials business in 1998.

     The improvement in operating income in 1998 resulted from the increased sales volumes and cost containment controls, and, to a lesser extent, a $1.2 million pre-tax gain from the sale of the tennis court materials business.

LIQUIDITY AND FINANCIAL CONDITION

     During 1999, the Company's net cash flow before financing activities was $42.4 million, including $93.6 million of cash generated from operations, the reinvestment of $109.0 million for capital programs and the acquisition of the alginates business (see below and Note 7 to Consolidated Financial Statements), $73.5 million of cash generated from the sale of the filters and pearlescent pigments businesses, and the use of $15.7 million of cash for net purchases of available-for-sale and held-to-maturity securities and other short-term investments.

     Cash from operations reflected a $15.6 million cash inflow from net sales of trading securities. Cash invested in additional working capital totaled $11.9 million, primarily reflecting a $17.3 million increase in receivables, partially offset by a $7.6 million decrease in inventories (excluding inventories acquired in the acquisition of the alginates business) as a result of the Company's program to reduce inventory levels during the fourth quarter of 1999.

     Net cash used in financing activities in 1999 totaled $42.2 million, reflecting the repayment of the Company's $200 million 9% Senior Notes in March 1999 and a $6.9 million reduction in short-term borrowings, partially offset by a $162.4 million increase in borrowings under the Company's bank revolving credit facility and $5.6 million of proceeds from the sale of the Company's accounts receivable. In addition, financing activities included a $5.0 million cash outlay for repurchases of common stock pursuant to the Company's repurchase program. The Company announced in March 1999 that its Board of Directors had approved the repurchase of an additional 1.5 million shares of its common stock. This amount is in addition to the repurchase of one million shares, announced in September 1998, which has been completed. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan.

     As a result of the foregoing factors, cash and cash equivalents increased by $0.2 million during 1999 to $23.3 million, excluding $397.2 million of trading and available-for-sale securities and other short-term investments.

     As of December 31, 1999, the Company's current maturities of long-term debt, scheduled to be repaid during 2000, totaled $38.5 million, including a $38.1 million mortgage obligation on its headquarters property.

     In July 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million

(see Note 11 to Consolidated Financial Statements). As of December 31, 1999, loans in the amount of $295.0 million and letters of credit in the amount of $7.9 million were outstanding under the Credit Agreement.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the Company's 9% Senior Notes due 2003 and 9 3/4% Senior Notes due 2002 (collectively, the "Notes"). As of December 31, 1999, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indentures relating to the Notes limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. See Note 11 to Consolidated Financial Statements.

     On January 27, 2000, the Company announced that it had notified Dexter Corporation ("Dexter") of its intent to present at Dexter's Annual Meeting of Shareholders scheduled to be held on April 27, 2000, and solicit proxies in favor of, a series of resolutions designed to facilitate the Company's business combination proposal. Under the proposal, as amended on March 23, 2000, Dexter shareholders would receive at least $50 per share in cash, subject to the execution of a mutually acceptable merger agreement. The Company has filed with the Securities and Exchange Commission a preliminary proxy statement in connection with Dexter's Annual Meeting. On March 23, 2000, the Company received a binding commitment from a financial institution to provide, subject to customary conditions, senior credit facilities in the aggregate amount of $1.825 billion to, among other things, finance the acquisition of Dexter. See also Notes 2 and 18 to Consolidated Financial Statements.

     In October 1999, the Company acquired substantially all of the assets of the Kelco Alginates division of Monsanto Company. See Note 7 to Consolidated Financial Statements.

     For information with respect to income taxes, see Note 6 to Consolidated Financial Statements.

     Effective January 1, 1999, member states of the European Union converted to a common currency, the Euro. This conversion has not had a material impact on the Company's business, results of operations or financial condition. The Company is currently billing customers in Euro if they so request, and this has not had an impact on the Company's administrative systems.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility, the Company intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating other development opportunities at this site.

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. See Note 17 to Consolidated Financial Statements for further information.

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

     The Company enters into financial instruments in the ordinary course of business in order to manage its exposure to market fluctuations in interest rates, foreign currency rates and on its short-term investments. The financial instruments the Company employs to reduce market risk include swaps, futures, forwards and other hedging instruments. The financial instruments are subject to strict internal controls and their use is primarily confined to the hedging of the Company's debt, foreign currency exposure and short-term investment portfolio. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed the obligations of the Company. The Company controls credit risk through credit approvals, limits and monitoring procedures. The Company does not anticipate nonperformance by counterparties to these instruments.

                                                                           DECEMBER 31, 1998       DECEMBER 31, 1999
                                                                          -------------------      ------------------
                                                                          NOTIONAL      FAIR       NOTIONAL     FAIR
                                                                           AMOUNT      VALUE        AMOUNT      VALUE
                                                                          --------     ------      --------     -----
                                                                                          (MILLIONS)
Interest rate financial instruments....................................    $425.0      $(10.2)      $100.0      $ 0.7
Foreign currency financial instruments.................................    $ 90.8      $ (4.4)      $ 57.4      $(0.3)
Equity-related financial instruments...................................    $332.8      $    0       $ 56.6      $   0

     All of the financial instruments in the above table have a maturity of less than one year, except that $100 million notional amount of interest rate swap agreements, with a fair value of $0.7 million as of December 31, 1999, mature in 2002.

     The objectives of the Company in utilizing interest rate swap agreements are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 1999, the Company had entered into interest rate swap agreements with a notional value of $100 million in order to convert to fixed rates $100 million of its exposure to floating interest rates. By utilizing fixed to floating interest rate swap agreements, the Company reduced its interest expense by $2.1, $1.7 and $0.3 million in 1997, 1998 and 1999, respectively.

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

     As of December 31, 1998 and 1999, the U.S. dollar equivalent fair value of outstanding forward foreign exchange contracts was $90.8 and $57.4 million, respectively. The U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1998 and 1999, which were entered into as a hedge of non-local currency intercompany loans, was $18.4 and $33.9 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans.

     As of December 31, 1999, equity-related financial instruments employed by the Company to reduce market risk include long contracts valued at $50.1 million and short contracts valued at $6.5 million, both of which are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost at December 31, 1999 to terminate these instruments and therefore the fair market value is zero.

  Year 2000 Compliance

     During 1999, the Company completed a formal year 2000 program (the "Year 2000 Program") to address the potential issues relating to the inability of some of its information technology ("IT") and non-IT equipment to accurately read and process certain dates, including dates in the year 2000 and afterwards (the "Year 2000 Issues"). As part of the Year 2000 Program, the Company also requested information on the Year 2000 Issues of third parties significant to the Company's business and, accordingly, developed contingency plans to minimize the impact of Year 2000 Issues on its business. The costs to complete the Year 2000 Program were not material to the Company's financial position or results of operations. To date, the Company has not experienced any significant consequences related to Year 2000 Issues, and the Company reasonably believes that potential undiscovered Year 2000 Issues will not have a material effect on its business, financial condition or results of operations.

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                            SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of International Specialty Products Inc. (the "Company"), formerly ISP Holdings Inc. ("ISP Holdings"), and its subsidiaries. On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings. In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. The financial information presented herein for periods prior to the Merger of Old ISP and ISP Holdings represent the results of the former ISP Holdings. Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). On January 1, 1997, GAF effected a series of transactions that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of such distribution, ISP ceased to be a direct or indirect subsidiary of GAF, and GAF's subsidiaries are no longer included in the consolidated assets and liabilities of ISP. The results of operations and assets and liabilities of GAF's subsidiaries, as well as GAF Broadcasting Company, Inc. (whose assets were sold in August 1996), have been classified as "Discontinued Operations" within the Selected Financial Data below for all periods presented prior to January 1, 1997. In October 1999, the Company sold the stock of its Filter Products subsidiaries (see Note 3 to Consolidated Financial Statements). Accordingly, the results of operations and assets and liabilities of the Filter Products subsidiaries have been classified as a "Discontinued Operation" within the Consolidated Financial Statements for all periods presented.

                                                                   YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1995          1996          1997          1998          1999
                                             ------------  ------------  ------------  ------------  ------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Data:
  Net sales................................  $    651,834  $    676,951  $    708,971  $    784,616  $    787,356
  Gross profit.............................       258,593       283,186       295,199       321,105       304,959
  Operating income.........................       123,599       135,784       137,689        66,177       145,978
  Interest expense.........................        33,091        38,333        73,612        75,564        78,552
  Income from continuing operations before
     income taxes and extraordinary
     losses................................       102,605       116,388       104,219        27,168        76,454
  Income from continuing operations before
     extraordinary losses..................        52,848        60,683        51,702         2,779        49,632
  Net income...............................        32,828        53,933        54,005         4,812        74,930
  Income from continuing operations per
     common share:
  Basic....................................  $        .98  $       1.13  $        .96  $        .05  $        .72
  Diluted..................................  $        .98  $       1.13  $        .96  $        .05  $        .72
Other Data:
  Gross profit margin......................          39.7%         41.8%         41.6%         40.9%         38.7%
  Operating margin.........................          19.0%         20.1%         19.4%          8.4%         18.5%
  Depreciation.............................  $     35,533  $     37,801  $     41,236  $     49,272  $     48,590
  Goodwill amortization....................        13,223        13,200        13,294        15,025        16,344
  Capital expenditures and
     acquisitions..........................        37,138        51,411        67,674       163,850       108,955


                                                                         DECEMBER 31,
                                             --------------------------------------------------------------------
                                                 1995          1996          1997          1998          1999
                                             ------------  ------------  ------------  ------------  ------------
                                                                         (THOUSANDS)
Balance Sheet Data:
  Total working capital....................  $    290,001  $    476,846  $    322,080  $    406,654  $    438,083
  Total assets.............................     1,460,382     1,600,114     1,483,977     1,763,870     1,835,308
  Long-term debt less current
     maturities ...........................       280,254       834,284       798,762       896,095       820,141
  Stockholders' equity (deficit)...........        (1,707)       42,653       261,841       501,723       587,261

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To International Specialty Products Inc.:

     We have audited the accompanying consolidated balance sheets of International Specialty Products Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above, appearing on pages F-13 to F-44 of this Form 10-K, present fairly, in all material respects, the financial position of International Specialty Products Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 28, 2000

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1997        1998        1999
                                                                            ----------  ----------  ----------
                                                                               (THOUSANDS, EXCEPT PER SHARE
                                                                                         AMOUNTS)
Net sales.................................................................  $  708,971  $  784,616  $  787,356
Cost of products sold.....................................................    (413,772)   (463,511)   (482,397)
Selling, general and administrative.......................................    (144,216)   (155,257)   (150,768)
Provision for restructuring, staff reduction and impairment loss..........          --     (73,049)       (410)
Merger-related expenses...................................................          --     (12,786)         --
Gain on sale of assets....................................................          --       1,189       8,541
Goodwill amortization.....................................................     (13,294)    (15,025)    (16,344)
                                                                            ----------  ----------  ----------
Operating income..........................................................     137,689      66,177     145,978
Interest expense..........................................................     (73,612)    (75,564)    (78,552)
Equity in earnings of joint venture.......................................       5,909       1,455          --
Other income, net.........................................................      34,233      35,100       9,028
                                                                            ----------  ----------  ----------
Income from continuing operations before income taxes.....................     104,219      27,168      76,454
Income taxes..............................................................     (37,825)    (14,110)    (26,822)
Minority interest in income of subsidiary.................................     (14,692)    (10,279)         --
                                                                            ----------  ----------  ----------
Income from continuing operations.........................................      51,702       2,779      49,632
                                                                            ----------  ----------  ----------
Discontinued operation:
  Income from discontinued operation, net of income taxes.................       2,303       2,033       1,769
  Gain on sale of discontinued operation, net of income taxes of
     $12,725..............................................................          --          --      23,529
                                                                            ----------  ----------  ----------
Income from discontinued operation........................................       2,303       2,033      25,298
                                                                            ----------  ----------  ----------
Net income................................................................  $   54,005  $    4,812  $   74,930
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Earnings per common share:
  Basic:
     Income from continuing operations....................................  $      .96  $      .05  $      .72
     Income from discontinued operation...................................         .04         .03         .37
                                                                            ----------  ----------  ----------
     Net income...........................................................  $     1.00  $      .08  $     1.09
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
  Diluted:
     Income from continuing operations....................................  $      .96  $      .05  $      .72
     Income from discontinued operation...................................         .04         .03         .37
                                                                            ----------  ----------  ----------
     Net income...........................................................  $     1.00  $      .08  $     1.09
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
Weighted average number of common and common equivalent shares outstanding:
  Basic...................................................................      53,833      60,971      68,536
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------
  Diluted.................................................................      53,833      61,278      68,685
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                         ------------------------
                                                                                            1998          1999
                                                                                         ----------    ----------
                                                                                               (THOUSANDS)
                                        ASSETS
Current Assets:
  Cash and cash equivalents...........................................................   $   23,130    $   23,309
  Investments in trading securities...................................................       67,333        10,395
  Investments in available-for-sale securities........................................      233,625       344,905
  Investments in held-to-maturity securities..........................................       12,287            --
  Other short-term investments........................................................       41,708        41,900
  Accounts receivable, trade, less reserve of $2,494 and $3,411.......................       74,839        82,201
  Accounts receivable, other..........................................................       20,649        23,410
  Receivable from related parties, net................................................        7,769        16,901
  Inventories.........................................................................      129,050       151,775
  Net current assets of discontinued operation........................................       18,514            --
  Other current assets................................................................       19,197        20,569
                                                                                         ----------    ----------
    Total Current Assets..............................................................      648,101       715,365
Property, plant and equipment, net....................................................      547,555       570,218
Excess of cost over net assets of businesses acquired,
  net of accumulated amortization of $133,344 and $149,688............................      526,928       510,578
Net noncurrent assets of discontinued operation.......................................        5,724            --
Other assets..........................................................................       35,562        39,147
                                                                                         ----------    ----------
Total Assets..........................................................................   $1,763,870    $1,835,308
                                                                                         ----------    ----------
                                                                                         ----------    ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt.....................................................................   $   87,937    $   82,531
  Current maturities of long-term debt................................................          583        38,543
  Accounts payable....................................................................       59,784        63,852
  Accrued liabilities.................................................................       83,684        86,350
  Income taxes........................................................................        9,459         6,006
                                                                                         ----------    ----------
    Total Current Liabilities.........................................................      241,447       277,282
                                                                                         ----------    ----------
Long-term debt less current maturities................................................      896,095       820,141
                                                                                         ----------    ----------
Deferred income taxes.................................................................       60,282        89,796
                                                                                         ----------    ----------
Other liabilities.....................................................................       64,323        60,828
                                                                                         ----------    ----------
Commitments and Contingencies.........................................................
Stockholders' Equity:
  Preferred stock, $.01 par value per share; 20,000,000
    shares authorized: no shares issued...............................................           --            --
  Common stock, $.01 par value per share; 300,000,000
    shares authorized: 69,546,456 shares issued.......................................          695           695
Additional paid-in capital............................................................      489,285       486,137
Treasury stock, at cost--735,744 and 754,199 shares...................................       (8,388)       (7,344)
Retained earnings.....................................................................       44,892       119,822
Accumulated other comprehensive loss..................................................      (24,761)      (12,049)
                                                                                         ----------    ----------
    Total Stockholders' Equity........................................................      501,723       587,261
                                                                                         ----------    ----------
Total Liabilities and Stockholders' Equity............................................   $1,763,870    $1,835,308
                                                                                         ----------    ----------
                                                                                         ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1997          1998          1999
                                                                           ----------    ----------    ----------
                                                                                        (THOUSANDS)
Cash and cash equivalents, beginning of year............................   $   17,477    $   20,137    $   23,130
                                                                           ----------    ----------    ----------
Cash provided by (used in) operating activities:
  Net income............................................................       54,005         4,812        74,930
  Adjustments to reconcile net income to net cash provided by operating activities:
     Income from discontinued operation.................................       (2,303)       (2,033)      (25,298)
     Gain on sale of assets.............................................           --        (1,189)       (8,541)
     Provision for restructuring, staff reduction and impairment loss...           --        73,049           410
     Depreciation.......................................................       41,236        49,272        48,590
     Goodwill amortization..............................................       13,294        15,025        16,344
     Deferred income taxes..............................................       28,570        (6,816)        6,064
     Unrealized (gains) losses on trading securities and other
       short-term investments...........................................       (9,539)        1,484        (6,778)
  (Increase) decrease in working capital items..........................      (17,080)        2,842       (11,851)
  Purchases of trading securities.......................................     (196,513)     (223,062)     (209,649)
  Proceeds from sales of trading securities.............................      119,864       272,027       225,291
  (Increase) decrease in other assets...................................        2,210         3,136          (513)
  Increase in other liabilities.........................................        9,702           128           503
  (Increase) decrease in receivable from related parties................        1,112        (3,645)       (9,132)
  Change in cumulative translation adjustment...........................       (6,238)        2,975       (19,367)
  Change in minority interest in subsidiary.............................       13,552         9,730            --
  Other, net............................................................        1,328        (6,608)        7,261
                                                                           ----------    ----------    ----------
  Net cash provided by continuing operations............................       53,200       191,127        88,264
  Net cash provided by discontinued operation...........................          455         1,315         5,293
                                                                           ----------    ----------    ----------
Net cash provided by operating activities...............................       53,655       192,442        93,557
                                                                           ----------    ----------    ----------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions.................................      (67,674)     (163,850)     (108,955)
  Proceeds from sale-leaseback transaction..............................           --        56,050            --
  Proceeds from sale of assets..........................................           --         2,400        11,533
  Proceeds from sale of discontinued operation..........................           --            --        62,000
  Purchases of available-for-sale securities............................     (301,207)     (671,842)     (432,782)
  Purchases of held-to-maturity securities..............................       (1,623)      (12,287)       (3,459)
  Purchases of other short-term investments.............................           --       (10,000)       (5,600)
  Proceeds from sales of available-for-sale securities..................      344,408       477,014       395,659
  Proceeds from held-to-maturity securities.............................        3,289           311        15,746
  Proceeds from sales of other short-term investments...................           --            --        14,716
                                                                           ----------    ----------    ----------
Net cash used in investing activities...................................      (22,807)     (322,204)      (51,142)
                                                                           ----------    ----------    ----------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable................           --        (4,951)        5,558
  Increase (decrease) in short-term debt................................       16,794        48,861        (6,866)
  Increase (decrease) in borrowings under revolving credit facility.....      (35,425)       97,600       162,400
  Repayments of long-term debt..........................................         (153)         (643)     (200,378)
  Repurchases of common stock...........................................           --        (9,326)       (4,987)
  Subsidiary's repurchases of common stock..............................      (10,240)           --            --
  Other, net............................................................          836         1,214         2,037
                                                                           ----------    ----------    ----------
Net cash provided by (used in) financing activities.....................      (28,188)      132,755       (42,236)
                                                                           ----------    ----------    ----------
Net change in cash and cash equivalents.................................        2,660         2,993           179
                                                                           ----------    ----------    ----------
Cash and cash equivalents, end of year..................................   $   20,137    $   23,130    $   23,309
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------
                                                                              1997          1998          1999
                                                                           ----------    ----------    ----------
                                                                                        (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
  Accounts receivable...................................................   $   (9,849)   $   11,127    $  (17,276)
  Inventories...........................................................      (10,822)      (12,290)        7,627
  Other current assets..................................................       (2,438)          823           156
  Accounts payable......................................................        2,338         8,674         3,972
  Accrued liabilities...................................................        4,473        (6,910)       (1,616)
  Income taxes..........................................................         (782)        1,418        (4,714)
                                                                           ----------    ----------    ----------
Net effect on cash from (increase) decrease in working capital items....   $  (17,080)   $    2,842    $  (11,851)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Cash paid during the period for:
  Interest (net of amount capitalized)..................................   $   71,512    $   76,589    $   83,948
  Income taxes paid (refunded) (including taxes paid pursuant to the Tax
     Sharing Agreement).................................................       (3,554)       20,471        23,957

Acquisition of remaining 50% interest in GAF-Huls Chemie GmbH joint venture, net of $23,732 cash acquired**:
  Fair market value of assets acquired..................................                 $   48,003
  Purchase price of acquisition.........................................                     23,381
                                                                                         ----------
  Liabilities assumed...................................................                 $   24,622
                                                                                         ----------
                                                                                         ----------
Acquisition of Kelco Alginates business, net of $269 cash acquired:
  Fair market value of assets acquired..................................                               $   41,619
  Purchase price of acquisition.........................................                                   39,731
                                                                                                       ----------
  Liabilities assumed...................................................                               $    1,888
                                                                                                       ----------
                                                                                                       ----------

------------------

 * Working capital items exclude cash and cash equivalents, short-term investments, short-term debt, receivables from related parties and net current assets of discontinued operations. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown above. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 8); such proceeds are reflected in cash from financing activities.

** The Company had a 50% equity interest in the cash held by the joint venture prior to the acquisition, which was classified within "Other assets" on the Consolidated Balance Sheet.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     CAPITAL
                                                                    STOCK AND               ACCUMULATED      RETAINED
                                                                    ADDITIONAL   TREASURY      OTHER         EARNINGS
                                                                     PAID-IN      STOCK     COMPREHENSIVE   (ACCUMULATED
                                                                     CAPITAL     AT COST    INCOME (LOSS)    DEFICIT)
                                                                    ----------   --------   -------------   ------------
                                                                                        (THOUSANDS)
Balance, December 31, 1996........................................   $ 46,426    $    --      $  10,152      $  (13,925)
  Comprehensive income, year ended December 31, 1997:
    Net income....................................................         --         --             --          54,005
    Other comprehensive income (loss), net of tax:
    Unrealized holding gains, net of income taxes of $7,849.......         --         --         16,467              --
    Less: Reclassification adjustment for gains included in net
      income, net of income taxes of $4,781.......................         --         --         10,834              --
                                                                                              ---------
    Unrealized gains on available-for-sale securities.............         --         --          5,633              --
    Translation adjustment........................................         --         --         (6,238)             --
    Effect of Separation Transactions on components of accumulated
      other comprehensive income (loss)...........................         --         --           (155)             --
    Minimum pension liability adjustment..........................         --         --           (582)             --
  Comprehensive income............................................
  Effect of Separation Transactions...............................    165,840         --             --              --
  Effect of purchases of treasury stock...........................     (1,851)        --             --              --
  Effect of exercises of subsidiary's stock options...............      1,945         --             --              --
  Effect of subsidiary's issuances of stock and options as
    incentives....................................................        591         --             --              --
                                                                     --------    --------     ---------      ----------
Balance, December 31, 1997........................................   $212,951    $    --      $   8,810      $   40,080
  Comprehensive income (loss), year ended December 31, 1998:
    Net income....................................................         --         --             --           4,812
    Other comprehensive income (loss), net of tax:
    Unrealized holding losses, net of income tax benefit of
      $600........................................................         --         --         (5,546)             --
    Less: Reclassification adjustment for gains included in net
      income, net of income taxes of $13,322......................         --         --         26,782              --
                                                                                              ---------
    Unrealized losses on available-for-sale securities............         --         --        (32,328)             --
    Translation adjustment........................................         --         --          2,975              --
    Effect of the Merger on components of accumulated other
      comprehensive loss..........................................         --         --           (196)             --
    Minimum pension liability adjustment..........................         --         --         (4,022)             --
  Comprehensive loss..............................................
  Repurchases of common stock of ISP Holdings.....................         --     (1,312)            --              --
  Effect of the Merger............................................    275,982      1,312             --              --
  Repurchases of common stock--816,300 shares.....................         --     (9,326)            --              --
  Issuances under stock option plan--80,556 shares................         --        938             --              --
  Excess of proceeds over cost of treasury stock issued...........      1,570         --             --              --
  Effect of exercises of subsidiary's stock options...............     (2,019)        --             --              --
  Effect of issuances of stock options as incentives..............      1,496         --             --              --
                                                                     --------    --------     ---------      ----------
Balance, December 31, 1998........................................   $489,980    $(8,388)     $ (24,761)     $   44,892
  Comprehensive income, year ended December 31, 1999:
    Net income....................................................         --         --             --          74,930
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes of $12,054......         --         --         27,949              --
    Less: Reclassification adjustment for gains included in net
      income, net of income taxes of $2,544.......................         --         --          2,068              --
                                                                                              ---------
    Unrealized gains on available-for-sale securities.............         --         --         25,881              --
                                                                                              ---------
    Translation adjustment........................................         --         --        (19,367)             --
    Less: Reclassification adjustment for translation adjustment
      included in net income, net of income tax effect of $521....         --         --         (1,483)             --
                                                                                              ---------
    Net translation adjustment....................................         --         --        (17,884)             --
    Minimum pension liability adjustment..........................         --         --          4,715              --
  Comprehensive income............................................
  Repurchases of common stock--629,000 shares.....................         --     (4,987)            --              --
  Issuances under stock option plan--291,946 shares...............         --      2,931             --              --
  Excess of cost of treasury stock issued over proceeds...........       (890)        --             --              --
  Stock issued pursuant to Executive purchase agreement--318,599
    shares........................................................     (3,100)     3,100             --              --
  Effect of issuances of stock options as incentives..............        842         --             --              --
                                                                     --------    --------     ---------      ----------
Balance, December 31, 1999........................................   $486,832    $(7,344)     $ (12,049)     $  119,822
                                                                     --------    --------     ---------      ----------
                                                                     --------    --------     ---------      ----------

                                                                    COMPREHENSIVE
                                                                    INCOME (LOSS)
                                                                    -------------
Balance, December 31, 1996........................................
  Comprehensive income, year ended December 31, 1997:
    Net income....................................................    $  54,005
                                                                      ---------
    Other comprehensive income (loss), net of tax:
    Unrealized holding gains, net of income taxes of $7,849.......       16,467
    Less: Reclassification adjustment for gains included in net
      income, net of income taxes of $4,781.......................       10,834
                                                                      ---------
    Unrealized gains on available-for-sale securities.............        5,633
    Translation adjustment........................................       (6,238)
    Effect of Separation Transactions on components of accumulated
      other comprehensive income (loss)...........................         (155)
    Minimum pension liability adjustment..........................         (582)
                                                                      ---------
  Comprehensive income............................................    $  52,663
                                                                      ---------
                                                                      ---------
  Effect of Separation Transactions...............................
  Effect of purchases of treasury stock...........................
  Effect of exercises of subsidiary's stock options...............
  Effect of subsidiary's issuances of stock and options as
    incentives....................................................
Balance, December 31, 1997........................................
  Comprehensive income (loss), year ended December 31, 1998:
    Net income....................................................    $   4,812
                                                                      ---------
    Other comprehensive income (loss), net of tax:
    Unrealized holding losses, net of income tax benefit of
      $600........................................................       (5,546)
    Less: Reclassification adjustment for gains included in net
      income, net of income taxes of $13,322......................       26,782
                                                                      ---------
    Unrealized losses on available-for-sale securities............      (32,328)
    Translation adjustment........................................        2,975
    Effect of the Merger on components of accumulated other
      comprehensive loss..........................................         (196)
    Minimum pension liability adjustment..........................       (4,022)
                                                                      ---------
  Comprehensive loss..............................................    $ (28,759)
                                                                      ---------
                                                                      ---------
  Repurchases of common stock of ISP Holdings.....................
  Effect of the Merger............................................
  Repurchases of common stock--816,300 shares.....................
  Issuances under stock option plan--80,556 shares................
  Excess of proceeds over cost of treasury stock issued...........
  Effect of exercises of subsidiary's stock options...............
  Effect of issuances of stock options as incentives..............
Balance, December 31, 1998........................................
  Comprehensive income, year ended December 31, 1999:
    Net income....................................................    $  74,930
                                                                      ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes of $12,054......       27,949
    Less: Reclassification adjustment for gains included in net
      income, net of income taxes of $2,544.......................        2,068
                                                                      ---------
    Unrealized gains on available-for-sale securities.............       25,881
                                                                      ---------
    Translation adjustment........................................      (19,367)
    Less: Reclassification adjustment for translation adjustment
      included in net income, net of income tax effect of $521....       (1,483)
                                                                      ---------
    Net translation adjustment....................................      (17,884)
    Minimum pension liability adjustment..........................        4,715
                                                                      ---------
  Comprehensive income............................................    $  87,642
                                                                      ---------
                                                                      ---------
  Repurchases of common stock--629,000 shares.....................
  Issuances under stock option plan--291,946 shares...............
  Excess of cost of treasury stock issued over proceeds...........
  Stock issued pursuant to Executive purchase agreement--318,599 shares........................................................
  Effect of issuances of stock options as incentives..............
Balance, December 31, 1999........................................

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. FORMATION OF THE COMPANY AND MERGER OF INTERNATIONAL SPECIALTY PRODUCTS INC. INTO ISP HOLDINGS INC.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings Inc. ("ISP Holdings"). In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. (the "Company"). In the Merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of common stock of the Company, and the outstanding shares of Old ISP's common stock which were held by ISP Holdings were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of common stock of the Company. The financial statements presented herein for periods prior to the Merger represent the results of the former ISP Holdings.

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

     On January 1, 1997, GAF effected a series of transactions (the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. As a result of such distribution, ISP Holdings and Old ISP are no longer direct or indirect subsidiaries of GAF. Conversely, the assets and liabilities of the other wholly-owned subsidiaries of G-I Holdings are no longer included in the consolidated assets and liabilities of the Company.

     The Company is engaged principally in the manufacture and sale of a wide range of specialty chemicals and mineral products. See Notes 15 and 16 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

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

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in the results of operations. For securities classified as "available-for-sale," unrealized gains (losses), net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive loss," and amounted to $(24.0) and $1.8 million as of December 31, 1998 and 1999, respectively. Investments classified as "held-to-maturity" securities are carried at amortized cost in the Consolidated Balance Sheets.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Included in "Investments in available-for-sale securities" at December 31, 1998 and 1999, respectively, is a $136.3 and $149.5 million investment (based on market value) in Life Technologies, Inc. Such investment represents approximately 14% of the outstanding common stock of Life Technologies, Inc. at December 31, 1999. Included in "Investments in available-for-sale securities" at December 31, 1999 is a $91.4 million investment (based on market value) in Dexter Corporation ("Dexter"). Such investment represents approximately 10% of the outstanding common stock of Dexter at December 31, 1999. See Note 18.

     "Other income, net," includes $46.7, $43.2 and $17.9 million of net realized and unrealized gains on securities in 1997, 1998 and 1999, respectively. The determination of cost in computing realized gains and losses is based on the specific identification method.

     As of December 31, 1998 and 1999, the market value of the Company's equity securities held long was $320.7 and $359.2 million, respectively, and the Company had $82.4 and $56.8 million, respectively, of short positions in common stocks, based on market value. As of December 31, 1998, the market value of the Company's held-to-maturity securities was $12.3 million. The Company enters into equity-related financial instruments with off-balance-sheet risk as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 1999, the value of equity-related long contracts was $50.1 million, while the value of equity-related short contracts was $6.5 million, both of which are marked-to-market each month, with unrealized gains and losses included in the results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker/dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     As of December 31, 1998 and 1999, the U.S. dollar equivalent fair value of outstanding forward foreign exchange contracts was $90.8 and $57.4 million, respectively, and the amount of net unrealized losses on such instruments was $4.4 and $0.3 million, respectively. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. In addition, the U.S. dollar equivalent fair value of foreign exchange contracts outstanding as of December 31, 1998 and 1999, which were entered into as a hedge of non-local currency intercompany loans, was $18.4 and $33.9 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans.

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

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries, other than those located in highly inflationary countries, are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of stockholders' equity, "Accumulated other comprehensive loss," and amounted to $4.0 and $(13.9) million as of December 31, 1998 and 1999, respectively. Income and expenses are translated at average exchange rates prevailing during the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and translation adjustments of subsidiaries in countries with highly inflationary economies, are included in "Other income, net."

  Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

     Goodwill, which arose principally from the 1989 management-led buyout of the predecessor company to the Company's former parent company, GAF, and as a result of the Merger (see Note 1), is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value.

  Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("swaps") are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the swaps were entered.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Research and Development

     Research and development costs are charged to operations as incurred and amounted to $26.9, $25.9 and $23.0 million for 1997, 1998 and 1999, respectively.

  Earnings per Common Share

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires the Company to present Basic Earnings per Share and Diluted Earnings per Share. Earnings per share data for all periods prior to the Merger are calculated based on the 53,833,333 shares of the Company's common stock held by ISP Holdings' stockholders. For periods subsequent to the Merger, "Basic Earnings per Share" are calculated based on the total weighted average number of shares of the Company's common stock outstanding during the period. "Diluted Earnings per Share" for periods subsequent to the Merger give effect to all potential dilutive common shares outstanding during the period under the Company's 1991 Incentive Plan for Key Employees and Directors (see Note 13).

  Investment in Joint Venture

     Prior to April 1, 1998, the Company had a 50% equity ownership in GAF-Huls Chemie GmbH, now known as ISP Marl GmbH ("ISP Marl"), a joint venture which operated a chemical manufacturing plant in Germany, and was accounted for by the equity method. Effective April 1, 1998, the Company acquired the remaining 50% interest in ISP Marl (see Note 7). Dividends received by the Company from the joint venture totaled $6.3 and $8.1 million for 1997 and 1998, respectively.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 1999, is $22.5 million, before reduction for insurance recoveries reflected on its balance sheet of $11.1 million. The Company's liability is reflected on an undiscounted basis. See Note 17 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

  Accumulated Other Comprehensive Income (Loss)

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. In the Company's case, Comprehensive Income includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, foreign currency translation adjustments, and minimum pension liability adjustments. The Company has chosen to disclose Comprehensive Income (Loss) in the Consolidated Statements of Stockholders' Equity.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1997, 1998 and 1999 are as follows:

                                                 UNREALIZED        CUMULATIVE
                                                 GAINS (LOSSES)     FOREIGN       MINIMUM      ACCUMULATED
                                                 ON AVAILABLE-     CURRENCY       PENSION         OTHER
                                                  FOR-SALE         TRANSLATION   LIABILITY     COMPREHENSIVE
                                                 SECURITIES        ADJUSTMENT    ADJUSTMENT    INCOME (LOSS)
                                                 --------------    ----------    ----------    -------------
                                                                         (THOUSANDS)
Balance, December 31, 1996....................      $  3,082        $  7,153      $    (83)      $  10,152
Change for the year 1997......................         4,925          (5,768)         (499)         (1,342)
                                                    --------        --------      --------       ---------
Balance, December 31, 1997....................      $  8,007        $  1,385      $   (582)      $   8,810
Change for the year 1998......................       (32,044)          2,606        (4,133)        (33,571)
                                                    --------        --------      --------       ---------
Balance, December 31, 1998....................      $(24,037)       $  3,991      $ (4,715)      $ (24,761)
Change for the year 1999......................        25,881         (17,884)        4,715          12,712
                                                    --------        --------      --------       ---------
Balance, December 31, 1999....................      $  1,844        $(13,893)     $     --       $ (12,049)
                                                    --------        --------      --------       ---------
                                                    --------        --------      --------       ---------

  New Accounting Standard

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133 and has not determined the timing or method of adoption of the statement. Adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  Reclassifications

     Certain reclassifications have been made to conform to the 1999 presentation.

NOTE 3. DISCONTINUED OPERATION

     On October 1, 1999, the Company sold the stock of its Filter Products subsidiaries to Hayward Industrial Products, Inc. for a purchase price of $62 million. The gain on disposal was $23.5 million, after income taxes of $12.7 million. Accordingly, the Filter Products business segment is reported as a discontinued operation, and the Consolidated Financial Statements have been reclassified to report separately the operating results of the Filter Products business segment. The Company's prior year financial statements have been restated to reflect continuing operations.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 3. DISCONTINUED OPERATION--(CONTINUED)

     Summary operating results for the Filter Products business are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1997       1998       1999
                                                                -------    -------    -------
                                                                         (THOUSANDS)
Net sales....................................................   $40,237    $39,322    $28,730
                                                                -------    -------    -------
                                                                -------    -------    -------
Income before income taxes...................................   $ 3,615    $ 3,248    $ 2,726
Income taxes.................................................    (1,312)    (1,215)      (957)
                                                                -------    -------    -------
Net income...................................................   $ 2,303    $ 2,033    $ 1,769
                                                                -------    -------    -------
                                                                -------    -------    -------

                                                                         DECEMBER 31,
                                                                            1998
                                                                         ------------
                                                                         (THOUSANDS)
Assets:
  Current assets......................................................     $ 20,260
  Other noncurrent assets.............................................        5,731
                                                                           --------
Total Assets..........................................................     $ 25,991
                                                                           --------
                                                                           --------
Liabilities:
  Current liabilities.................................................     $  1,746
  Other noncurrent liabilities........................................            7
                                                                           --------
Total Liabilities.....................................................     $  1,753
                                                                           --------
                                                                           --------

NOTE 4. DISPOSITION OF ASSETS

     In September 1998, the Company sold its tennis court materials business that was part of the Mineral Products business segment, which resulted in a pre-tax gain of $1.2 million. The tennis court materials business accounted for $1.4 million of sales in 1998. As a result, the sale did not have a material impact on the Company's results of operations for the year 1999.

     On April 2, 1999, the Company sold its pearlescent pigments business, a non-core product line that was part of the Personal Care business segment, which resulted in a pre-tax gain of $8.5 million. The pearlescent pigments product line accounted for $4.9 million of the Company's net sales in 1998. As a result, the sale did not have a material impact on the Company's results of operations for the year 1999.

NOTE 5. PROVISION FOR RESTRUCTURING, STAFF REDUCTION AND IMPAIRMENT LOSS

     The Company announced in January 1999 that it was shutting down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. The decision to shut down this production unit, the Company's highest-cost butanediol production, resulted from significant adverse changes in the butanediol market and the Company's acquisition of the remaining 50% interest in ISP Marl (see Note 7). Accordingly, the Company recorded a one-time restructuring charge against operating income in 1998 of $42.7 million, as detailed below.

     In conjunction with the decision to shut down the butanediol production unit in Calvert City, the Company also reviewed its butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities to determine if the carrying amount of such assets was recoverable. As a result of determining that the expected undiscounted cash flows of the assets was less than their carrying amount, the Company recognized an impairment loss of $16.6 million in 1998 to write down these assets to fair value.

     Prior to acquiring the remaining 50% interest in ISP Marl, the Company intended to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. Costs incurred in

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 5. PROVISION FOR RESTRUCTURING, STAFF REDUCTION AND IMPAIRMENT LOSS--(CONTINUED)

previous years for this project totaled $10.7 million and were included in "Construction in progress" at December 31, 1997. Such costs represented site evaluation, engineering, infrastructure and future technology. Based on the Company's decision to discontinue this project as no longer needed due to the adverse changes in the butanediol market and the ISP Marl acquisition, these costs were no longer recoverable and were written off in the fourth quarter of 1998.

     In the third quarter of 1998, the Company reserved $3.0 million for the consolidation of offices in its European operations, consisting of $0.5 million for severance related to 52 terminated employees in the sales and marketing, finance and accounting, and the supply chain departments, $1.7 million for lease obligations and $0.8 million for the relocation of headquarters operations and other related expenses. This program was completed in 1999.

     The components of the $73.0 million provision for restructuring and impairment loss are as follows:

                                                                            (MILLIONS)
                                                                            ----------
Write-off of Calvert City production assets..............................     $ 22.1
Impairment loss on Texas City and Seadrift assets........................       16.6
Write-off of goodwill related to the butanediol business.................       13.1
Write-off of fixed asset costs related to the terminated European
  expansion project......................................................       10.7
Accrual for decommissioning, demolition and remediation costs............        4.7
Accrual for severance costs..............................................        0.9
Accrual for costs related to the termination of raw material contracts
  and other related costs................................................        1.9
Accrual for consolidation of European offices............................        3.0
                                                                              ------
Total provision..........................................................     $ 73.0
                                                                              ------
                                                                              ------

     Of the total $70.0 million provision recorded in the fourth quarter of 1998, $7.5 million represented cash costs to be incurred, including severance costs of $0.9 million for 41 terminated employees who were operators and supervisors in the butanediol production unit that was shut down. During 1999, $4.8 million of costs were charged to this accrual, principally for decommissioning activities and severance. In 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw material contract terminations, which were no longer required. The total restructuring reserve balance as of December 31, 1999 was $0.8 million, principally for demolition and severance costs to be incurred in the first half of 2000. The Company expects this program to be completed by June 2000.

     As a result of the write-off of property, plant and equipment and goodwill, the Company's depreciation expense has been lowered by approximately $4.5 million per year and goodwill amortization has been lowered by approximately $0.4 million per year.

     In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre-tax provision for severance of $2.3 million. The applicable severance reserve remaining as of December 31, 1999 was $0.5 million.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 6. INCOME TAXES

     Income tax (provision) benefit for continuing operations consists of the following:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1997        1998        1999
                                                                        --------    --------    --------
                                                                                  (THOUSANDS)
Federal:
  Current............................................................   $ (2,233)   $   (370)   $ (1,342)
  Deferred...........................................................    (27,832)      6,598     (10,403)
                                                                        --------    --------    --------
Total Federal........................................................    (30,065)      6,228     (11,745)
                                                                        --------    --------    --------
Foreign:
  Current............................................................     (4,772)    (19,106)    (16,830)
  Deferred...........................................................         --          --       5,185
                                                                        --------    --------    --------
     Total foreign...................................................     (4,772)    (19,106)    (11,645)
                                                                        --------    --------    --------
State and local:
  Current............................................................     (2,250)     (1,450)     (2,586)
  Deferred...........................................................       (738)        218        (846)
                                                                        --------    --------    --------
     Total state and local...........................................     (2,988)     (1,232)     (3,432)
                                                                        --------    --------    --------
Income tax provision.................................................   $(37,825)   $(14,110)   $(26,822)
                                                                        --------    --------    --------
                                                                        --------    --------    --------

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                        --------------------------------
                                                                          1997        1998        1999
                                                                        --------    --------    --------
                                                                                  (THOUSANDS)
Statutory tax provision..............................................   $(36,477)   $ (9,509)   $(26,746)
Impact of:
  Foreign operations.................................................      2,500       2,022       4,388
  State and local taxes, net of Federal benefits.....................     (1,942)       (801)     (2,231)
  Nondeductible goodwill amortization................................     (4,611)     (9,858)     (5,723)
  Percentage depletion...............................................      1,680       1,929       1,943
  Other, net.........................................................      1,025       2,107       1,547
                                                                        --------    --------    --------
Income tax provision.................................................   $(37,825)   $(14,110)   $(26,822)
                                                                        --------    --------    --------
                                                                        --------    --------    --------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 6. INCOME TAXES--(CONTINUED)

     The components of the net deferred tax liability are as follows:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998        1999
                                                                          --------    --------
                                                                              (THOUSANDS)
Deferred tax liabilities related to:
  Property, plant and equipment........................................   $ 95,776    $ 96,444
  Other................................................................     (9,540)     30,290
                                                                          --------    --------
Total deferred tax liabilities.........................................     86,236     126,734
                                                                          --------    --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes...........................    (12,323)    (20,185)
  Deferred income......................................................       (499)        (67)
  Carryover AMT and R&D credits........................................     (7,802)    (11,347)
  Other................................................................    (15,682)    (18,095)
                                                                          --------    --------
Total deferred tax assets..............................................    (36,306)    (49,694)
                                                                          --------    --------
Net deferred tax liability.............................................     49,930      77,040
Deferred tax assets reclassified to other current assets...............     10,352      12,756
                                                                          --------    --------
Noncurrent deferred tax liability......................................   $ 60,282    $ 89,796
                                                                          --------    --------
                                                                          --------    --------

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

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation ("GFC"), held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability. See Note 17.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 7. ACQUISITIONS

     In February 1998, the Company acquired Polaroid Corporation's Freetown, Massachusetts fine chemicals facility. In connection with the acquisition, the Company entered into a sale-leaseback arrangement for the facility's equipment with a third party. The lease has been accounted for as an operating lease, with an initial term of four years and, at the Company's option, up to three one-year renewal periods. As part of the acquisition transaction, the Company entered into a long-term supply and license agreement with Polaroid for the imaging chemicals and polymers manufactured at the facility and used by Polaroid in its instant film business. The results of the Freetown facility are included in the Company's financial statements from the date of its acquisition and were not material to 1998 operations.

     Effective April 1, 1998, the Company acquired the remaining 50% interest in ISP Marl, its joint venture with Huls AG. ISP Marl consists of a manufacturing facility that produces primarily butanediol and tetrahydrofuran. As part of the transaction, the Company also acquired Huls' production facility that supplies ISP Marl with acetylene, its primary raw material. The results of ISP Marl are included in the Company's financial statements on a consolidated basis from the date of its acquisition, including sales of $53.0 million for 1998.

     On October 15, 1999, the Company acquired substantially all of the assets of the Kelco Alginates division of Monsanto Company, including manufacturing facilities in San Diego, California and Girvan, Scotland, a research facility in Tadworth, England and equity investments in three seaweed processing joint ventures in Ireland, Iceland and Tasmania. The alginates business manufactures sodium alginate, propylene glycol alginate and other alginate derivatives. Algin is a naturally occurring hydrocolloid, derived from brown seaweed, and is used in food, pharmaceutical and industrial applications. The results of the alginates business, including sales of $12.8 million for 1999, are included in the Company's financial statements from the date of its acquisition and were not material to 1999 operations.

NOTE 8. SALE OF ACCOUNTS RECEIVABLE

     In June 1993, the Company sold its domestic trade accounts receivable, without recourse, for a maximum of $25 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time. The agreement under which the Company sells its domestic trade accounts receivable was renewed each year through 1998 for one-year periods on substantially the same terms and conditions, and the maximum purchase amount was increased in January 1998 to provide for up to $33 million in cash. In June 1999, the agreement was extended through May 2000, and the maximum purchase amount was increased to provide for up to $36 million in cash. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income, net" and amounted to $1.8, $1.8 and $2.5 million in 1997, 1998 and 1999, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 9. INVENTORIES

     At December 31, 1998 and 1999, $61.8 and $47.7 million, respectively, of domestic inventories were valued using the LIFO method. Inventories comprise the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998        1999
                                                                         --------    --------
                                                                             (THOUSANDS)
Finished goods........................................................   $ 83,068    $110,248
Work in process.......................................................     23,736      18,457
Raw materials and supplies............................................     25,526      25,735
                                                                         --------    --------
  Total...............................................................    132,330     154,440
Less LIFO reserve.....................................................     (3,280)     (2,665)
                                                                         --------    --------
Inventories...........................................................   $129,050    $151,775
                                                                         --------    --------
                                                                         --------    --------

NOTE 10. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998        1999
                                                                         --------    --------
                                                                             (THOUSANDS)
Land and land improvements............................................   $ 74,057    $ 76,111
Buildings and building equipment......................................     90,330      99,800
Machinery and equipment...............................................    492,335     586,831
Construction in progress..............................................     96,623      75,879
                                                                         --------    --------
  Total...............................................................    753,345     838,621
Less accumulated depreciation.........................................   (205,790)   (268,403)
                                                                         --------    --------
Property, plant and equipment, net....................................   $547,555    $570,218
                                                                         --------    --------
                                                                         --------    --------

     See Note 17 for information regarding capital leases.

NOTE 11. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt comprises the following:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           1998        1999
                                                                         --------    --------
                                                                             (THOUSANDS)
9% Senior Notes due 2003..............................................   $324,378    $324,508
9 3/4% Senior Notes due 2002..........................................    199,871     199,871
9% Senior Notes due 1999..............................................    200,000          --
Borrowings under revolving credit facility............................    132,600     295,000
Obligation on mortgaged property, due 2000............................     38,125      38,125
Obligations under capital leases (Note 17)............................      1,317         945
Other.................................................................        387         235
                                                                         --------    --------
  Total long-term debt................................................    896,678     858,684
Less current maturities...............................................       (583)    (38,543)
                                                                         --------    --------
Long-term debt less current maturities................................   $896,095    $820,141
                                                                         --------    --------
                                                                         --------    --------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

11. LONG-TERM DEBT AND LINES OF CREDIT--(CONTINUED)

     In October 1996, the Company issued $325 million principal amount of 9% Senior Notes due 2003 (the "9% Senior Notes"). The net cash proceeds of $317.2 million were utilized to consummate a cash tender offer for all of G-I Holdings' Senior Discount Notes and Series B Senior Discount Notes due 1998.

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

     Holders of the 9% Senior Notes and the 9 3/4% Senior Notes (collectively, the "Notes") have the right to require the Company to purchase the Notes at a price of 101% of their principal amount, and the Company has the right to redeem the Notes at their principal amount plus the Applicable Premium (as defined), together with any accrued and unpaid interest, in the event of a Change of Control (as defined). Under the indentures relating to the Notes, the incurrence of additional debt and the issuance of preferred stock by the Company would be restricted unless, subject to certain exceptions, the ratio of consolidated income before income taxes, interest, depreciation and amortization expense to the consolidated interest expense (as defined) for the most recently completed four fiscal quarters is at least 2 to 1. For the four quarters ended
December 31, 1999, the Company was in compliance with such test.

     In connection with the issuance of the 9% Senior Notes which matured on March 1, 1999 (the "9% Notes"), the Company entered into interest rate swap agreements ("swaps") with banks in an aggregate notional principal amount of $200 million. In 1993, the Company terminated the swaps, resulting in gains of $25.1 million, and entered into new swaps. The gains were deferred and were amortized as a reduction of interest expense over the remaining life of the 9% Notes. During 1997, the Company entered into five-year swaps with banks in the aggregate notional principal amount of $100 million in order to fix a portion of its interest expense and reduce its exposure to floating interest rates. These swaps require the Company to pay a fixed rate and receive LIBOR for a period of five years. In 1998, the Company entered into forward-starting swaps in the aggregate notional principal amount of $125 million in order to convert to fixed rates $125 million of its exposure to floating interest rates. Such swaps matured on March 1, 1999. Based on the fair value of the outstanding swaps at December 31, 1998 and 1999, the Company would have incurred gains (losses) of $(10.2) and $0.7 million, respectively, representing the estimated amount that would be payable or receivable by the Company if the swaps were terminated at such dates.

     The Company may be considered to be at risk, to the extent of the costs of replacing such swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     In July 1996, the Company entered into a new five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million. Borrowings under the Credit Agreement bear interest at a floating rate (6.60% on December 31, 1999) based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of the Company. As of December 31, 1999, letters of credit in the amount of $7.9 million were outstanding under the Credit Agreement.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

11. LONG-TERM DEBT AND LINES OF CREDIT--(CONTINUED)

     The Company has a $38.1 million mortgage obligation, due April 2000, on its headquarters property. Interest on the mortgage is at a floating rate based on LIBOR.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the Notes. As of December 31, 1999, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indentures relating to the Notes also limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. As of December 31, 1999, under the most restrictive of such limitations, the Company could have paid dividends and other restricted payments of up to $112.4 million.

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

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. The Credit Agreement also provides for adjustments to the interest rate if there is a change in the credit rating of the Company. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 9% Senior Notes as of December 31, 1998 and 1999 was $341.4 and $318.8 million, respectively, and the estimated fair value of the 9 3/4% Senior Notes as of December 31, 1998 and 1999 was $212.4 and $200.4 million, respectively. The estimated fair value of the 9% Notes as of December 31, 1998 was $201.0 million.

     The aggregate maturities of long-term debt as of December 31, 1999 for the next five years are as follows:

                                                                (THOUSANDS)
                                                                -----------
2000.........................................................    $  38,543
2001.........................................................      295,346
2002.........................................................      200,040
2003.........................................................      324,755
2004.........................................................           --

     In the above table, 2000 maturities include the $38.1 million mortgage obligation. Maturities in 2001 include the $295.0 million of borrowings outstanding under the Credit Agreement as of December 31, 1999, based on the expiration of the Credit Agreement in July 2001. Maturities in 2002 include the $199.9 million of 9 3/4% Senior Notes. Maturities in 2003 include the
$324.5 million of 9% Senior Notes, based on their accreted value as of December 31, 1999.

     At December 31, 1999, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $17.5 million, of which $9.6 million were unused. The weighted-average interest rate on the Company's short-term borrowings as of December 31, 1998 and 1999 was 5.5% and 5.7%, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of the Company's common stock at a $.50 per share discount from the market price on the date of contribution), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $7.0, $8.0 and $8.1 million for 1997, 1998 and 1999, respectively.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the U.S. (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     ISP Marl provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

                                                                                               ISP MARL
                                                                                                 PLAN
                                                              HOURLY RETIREMENT PLAN         ------------
                                                         --------------------------------
                                                                                              YEAR ENDED
                                                             YEAR ENDED DECEMBER 31,         DECEMBER 31,
                                                         --------------------------------    ------------
                                                           1997        1998        1999      1998    1999
                                                         --------    --------    --------    ----    ----
                                                                           (THOUSANDS)
Service cost..........................................   $    284    $    313    $    310    $140    $176
Interest cost.........................................      1,481       1,586       1,678     172     236
Expected return on plan assets........................     (2,152)     (2,366)     (2,314)     --      --
Amortization of actuarial losses......................         --          --         215      --      12
Amortization of unrecognized prior service cost.......        174         174         174      12      11
                                                         --------    --------    --------    ----    ----
Net periodic pension cost (income)....................   $   (213)   $   (293)   $     63    $324    $435
                                                         --------    --------    --------    ----    ----
                                                         --------    --------    --------    ----    ----

     The following tables set forth, for the years 1998 and 1999, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the Consolidated Balance Sheets and changes in Accumulated Other Comprehensive Loss related to the Hourly Retirement Plan and the ISP Marl Plan:

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. BENEFIT PLANS--(CONTINUED)

                                                        HOURLY RETIREMENT PLAN        ISP MARL PLAN
                                                        -----------------------    --------------------
                                                             DECEMBER 31,              DECEMBER 31,
                                                        -----------------------    --------------------
                                                         1998            1999        1998        1999
                                                        -------         -------    --------    --------
                                                                          (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year............   $21,718         $24,015    $  2,359    $  3,378
  Service cost.......................................       313             310         140         176
  Interest cost......................................     1,586           1,678         172         236
  Actuarial (gains) losses...........................     1,298          (1,574)        707           6
  Benefits paid......................................      (900)         (1,000)         --          --
                                                        -------         -------    --------    --------
  Benefit obligation at end of year..................    24,015          23,429       3,378       3,796
                                                        -------         -------    --------    --------

Change in plan assets:
  Fair value of plan assets at beginning of year.....    21,426          21,008          --          --
  Actual return on plan assets.......................      (358)          2,602          --          --
  Employer contributions.............................       840           1,051          --          --
  Benefits paid......................................      (900)         (1,000)         --          --
                                                        -------         -------    --------    --------
  Fair value of plan assets at end of year...........    21,008          23,661          --          --
                                                        -------         -------    --------    --------

Reconciliation of funded status:
  Funded status......................................    (3,007)            232      (3,378)     (3,796)
  Transition obligation..............................        --              --         228         159
  Unrecognized prior service cost....................     1,236           1,062          --         515
  Unrecognized actuarial losses......................     4,715           2,637          --          --
                                                        -------         -------    --------    --------
  Net amount recognized in Consolidated Balance
     Sheets..........................................   $ 2,944         $ 3,931    $ (3,150)   $ (3,122)
                                                        -------         -------    --------    --------
                                                        -------         -------    --------    --------

Amounts recognized in Consolidated Balance Sheets:
  Prepaid (accrued) benefit cost.....................   $(3,007)        $ 3,931    $ (3,150)   $ (3,122)
  Intangible asset...................................     1,236              --          --          --
  Accumulated other comprehensive loss...............     4,715              --          --          --
                                                        -------         -------    --------    --------
  Net amount recognized..............................   $ 2,944         $ 3,931    $ (3,150)   $ (3,122)
                                                        -------         -------    --------    --------
                                                        -------         -------    --------    --------

Change for the year in accumulated other
  comprehensive loss:
  Change in intangible asset.........................   $   174         $ 1,236          --          --
  Change in additional minimum liability.............     3,849          (5,951)         --          --
                                                        -------         -------
  Total..............................................   $ 4,023         $(4,715)         --          --
                                                        -------         -------
                                                        -------         -------

     In determining the projected benefit obligation, the weighted-average assumed discount rate was 7% and 7.75% for 1998 and 1999, respectively, for the Hourly Retirement Plan, and was 6% and 6.5%, respectively, for the ISP Marl Plan. The expected long-term rate of return on assets, used in determining net periodic pension cost (income) for the Hourly Retirement Plan, was 11% for 1998 and 1999.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $0.6, $1.0 and $0.9 million for 1997, 1998 and 1999, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. BENEFIT PLANS--(CONTINUED)

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced or ended as of January 1, 1997.

     The net periodic postretirement benefit cost included the following components:

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                      1997      1998      1999
                                                                     ------    ------    ------
                                                                            (THOUSANDS)
Service cost......................................................   $    4    $    6    $    7
Interest cost.....................................................      752       619       608
Amortization of unrecognized prior service cost...................     (179)     (179)     (179)
                                                                     ------    ------    ------
Net periodic postretirement benefit cost..........................   $  577    $  446    $  436
                                                                     ------    ------    ------
                                                                     ------    ------    ------

     The following table sets forth, for the years 1998 and 1999, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1998         1999
                                                                         ---------    --------
                                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year.............................   $  10,324    $  9,249
  Service cost........................................................           6           7
  Interest cost.......................................................         619         608
  Actuarial gains.....................................................        (968)     (1,393)
  Benefits paid.......................................................        (732)       (831)
                                                                         ---------    --------
  Benefit obligation at end of year...................................       9,249       7,640
                                                                         ---------    --------

Change in plan assets:
  Fair value of plan assets at beginning of year......................          --          --
  Employer contributions..............................................         732         831
  Benefits paid.......................................................        (732)       (831)
                                                                         ---------    --------
  Fair value of plan assets at end of year............................          --          --
                                                                         ---------    --------
Reconciliation of funded status:
  Funded status.......................................................      (9,249)     (7,640)
  Unrecognized prior service cost.....................................      (1,154)       (975)
  Unrecognized actuarial (gains) losses...............................         185      (1,209)
                                                                         ---------    --------
  Net amount recognized in Consolidated Balance Sheets as accrued
     benefit cost.....................................................   $ (10,218)   $ (9,824)
                                                                         ---------    --------
                                                                         ---------    --------

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 1999 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $700 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, an 11% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 1999 for such retirees under and over age 65, respectively. To

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 12. BENEFIT PLANS--(CONTINUED)

the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 7% and 6%, respectively, by the year 2003 and remain at that level thereafter. The weighted-average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% and 7.75% for 1998 and 1999, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 and 1999 by $419,000 and $346,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1998 and 1999 by $30,000 and $25,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 and 1999 by $373,000 and $308,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1998 and 1999 by $27,000 and $22,000, respectively.

NOTE 13. STOCK OPTION PLANS AND STOCK APPRECIATION RIGHTS

     The 1991 Incentive Plan for Key Employees and Directors, as amended (the "Plan"), authorizes the grant of options to purchase a maximum of 9,000,000 shares of the Company's common stock. In June 1999, the Company's Board of Directors approved an amendment to the Plan, subject to stockholder approval, increasing the number of shares as to which options may be granted under the Plan to 13,000,000. The Compensation Committee of the Board of Directors (the "Committee") determines the exercise price and vesting schedule of options granted under the Plan. In 1997, 1998 and 1999, the Company granted options to certain employees to purchase 264,344, 2,029,301 and 369,230 shares, respectively, of the Company's common stock at exercise prices ranging from $1.50 to $5.00 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is recognized as compensation expense over the vesting period of 2 1/2 to 5 years. Compensation expense for such options was $0.7, $1.9 and $0.8 million in 1997, 1998 and 1999, respectively. All other employee options granted under the Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors.

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards under the Plan at grant dates, the Company's pro forma net income for the years 1997, 1998 and 1999 would have been $51.8, $2.2 and $71.2 million, respectively, and pro forma basic earnings per share would have been $.96, $.04 and $1.04, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13. STOCK OPTION PLANS AND STOCK APPRECIATION RIGHTS--(CONTINUED)

     The following is a summary of transactions pertaining to the Plan:

                                                            YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                        DECEMBER 31, 1997     DECEMBER 31, 1998      DECEMBER 31, 1999
                                                        ------------------    ------------------    -------------------
                                                                  WEIGHTED              WEIGHTED               WEIGHTED
                                                                  AVERAGE               AVERAGE                AVERAGE
                                                        SHARES    EXERCISE    SHARES    EXERCISE    SHARES     EXERCISE
                                                        (000'S)    PRICE      (000'S)    PRICE      (000'S)     PRICE
                                                        ------    --------    ------    --------    -------    --------
Outstanding, January 1...............................   5,014      $ 9.32     4,733      $ 9.68       6,989     $12.06
Granted..............................................     515       11.99     3,117       15.05       3,468       9.47
Exercised............................................    (306)       8.08      (351)       7.70        (292)      7.03
Forfeited............................................    (490)       9.37      (510)      11.19      (2,137)     12.78
                                                        ------                ------                -------
Outstanding, December 31.............................   4,733        9.68     6,989       12.06       8,028      10.93
                                                        ------                ------                -------
                                                        ------                ------                -------
Options exercisable, December 31.....................   1,294        8.37     2,190       10.63       3,162      10.81
                                                        ------                ------                -------
                                                        ------                ------                -------

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1997, 1998 and 1999 under the Plan for which the exercise price equaled the fair market value of such shares on the date of grant was $4.17, $4.40 and $2.91 per share, respectively, and such weighted-average fair value of options granted in 1997, 1998 and 1999 for which the exercise price was less than the fair market value of such shares on the date of grant was $7.93, $6.42 and $5.64 per share, respectively.

     The following is a summary of the status of stock options outstanding and exercisable under the Plan as of December 31, 1999:

                                                                STOCK OPTIONS
                                                                 OUTSTANDING                 STOCK OPTIONS
                                                      ---------------------------------       EXERCISABLE
                                                                             WEIGHTED      ------------------
                                                                WEIGHTED      AVERAGE                WEIGHTED
                                                                AVERAGE      REMAINING               AVERAGE
RANGE OF                                              SHARES    EXERCISE    CONTRACTUAL    SHARES    EXERCISE
EXERCISE PRICES                                       (000'S)    PRICE         LIFE        (000'S)    PRICE
---------------------------------------------------   ------    --------    -----------    ------    --------
$ 3.781--$ 5.875...................................     425      $ 4.95     4.72 years       109      $ 5.88
$ 5.876--$ 8.938...................................   1,490        7.55     4.01 years     1,138        7.31
$ 8.939--$13.313...................................   4,268       10.70     7.25 years     1,295       11.76
$13.314--$18.625...................................   1,845       15.58     7.43 years       620       16.10
                                                      ------                               ------
Total..............................................   8,028       10.93     6.55 years     3,162       10.81
                                                      ------                               ------
                                                      ------                               ------

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

     ISP Holdings also issued stock appreciation rights ("SARs") in 1996 related to 27,748 shares of ISP Holdings' common stock. The SARs represented the right to receive a cash payment based upon the appreciation in value of the specified number of shares of common stock of ISP Holdings over the sum of the determined initial Book Value (as defined) per share of common stock of ISP Holdings plus interest on such Book Value at a specified rate. The SARs vested over a five-year period, subject to earlier vesting under certain circumstances including in connection with a change of control. Compensation expense related to SARs was $1.3 million for 1997.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13. STOCK OPTION PLANS AND STOCK APPRECIATION RIGHTS--(CONTINUED)

     As a result of the Merger (see Note 1), ISP Holdings' Preferred Stock option and SAR programs were terminated, and the Company charged $7.9 million against operating income for cash payments made in 1998 for amounts vested at that time. Additional expenses totaling $3.1 million may be recorded over the remaining vesting period from the date of the Merger through 2003, including $0.8 million expensed in 1998 after the Merger and $0.9 million in 1999.

NOTE 14. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable balances with related parties, which arise from operating transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

                                                                              DECEMBER 31,
                                                                            -----------------
                                                                             1998      1999
                                                                            ------    -------
                                                                               (THOUSANDS)
Building Materials Corporation of America ("BMCA").......................   $5,853    $15,037
GAF/G-I Holdings/G Industries Corp.......................................    1,836      1,350
Other....................................................................       80        514
                                                                            ------    -------
Receivable from related parties, net.....................................   $7,769    $16,901
                                                                            ------    -------
                                                                            ------    -------

     BMCA, an indirect subsidiary of GAF and an affiliate of the Company, and its subsidiaries purchase all of their colored roofing granules requirements from the Company under a requirements contract, except for the requirements of their California and Oregon roofing plants and a portion of the requirements of their Indiana roofing plant, which are supplied by a third party. Effective January 1, 1999, this contract was amended to cover, among other things, purchases of colored roofing granules by BMCA's subsidiaries. This contract is subject to annual renewal, unless terminated by either party to such agreement. In 1999, BMCA and its subsidiaries purchased a total of $57.3 million of mineral products from the Company, representing 7.3% of the Company's total net sales and 65.7% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $51.1 and $62.6 million for 1997 and 1998, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 1998 and 1999 was $5.6 and $2.9 million, respectively.

     Pursuant to a management agreement (the "Management Agreement"), the Company has provided certain general management, administrative, legal, telecommunications, information and facilities services to certain of its affiliates, including GAF, BMCA, G-I Holdings and GFC. Charges by the Company for providing such services aggregated $5.6, $5.1 and $6.1 million for 1997, 1998 and 1999, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees as of December 31, 1998 and 1999 was $1.7 and $3.1 million, respectively. Effective January 1, 2000, the term of the Management Agreement was extended through the end of 2000, and the management fees payable thereunder were increased. In addition, the Management Agreement was amended to provide that the Company pay to G-I Holdings lease payments due to a subsidiary of G-I Holdings for the use of one of the Company's sales offices. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 1999 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 2000, net of the lease payments to G-I Holdings, is expected to be approximately $6.1 million.

     In September 1999, the Company granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of its common stock held in treasury for a purchase price of $9.563

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14. RELATED PARTY TRANSACTIONS--(CONTINUED)

per share, or an aggregate of $3.047 million. Pursuant to the purchase agreement, the Company loaned such officer $3.047 million to purchase the shares of common stock, which loan is evidenced by a recourse promissory note. The recourse promissory note bears interest at the rate of 6% per annum. The principal amount of the note is payable in four installments starting in June 2001 through January 2004. However, if such officer remains continuously employed by the Company through each installment date, the principal amount due on such installment date will be forgiven. As the loan is forgiven, compensation expense will be recorded. The Company has accounted for this loan as a reduction of "Additional paid-in capital." The difference between the market value of the shares issued of $9.563 per share and the average cost per share in treasury of $9.73 per share, amounting to $53,000, was also reflected as a reduction of "Additional paid-in capital."

NOTE 15. BUSINESS SEGMENT INFORMATION

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making.

     The Company is a leading multinational manufacturer of a broad spectrum of specialty chemicals and mineral products. In addition to the Mineral Products business segment, the Company operates its Specialty Chemicals business through three reportable business segments, organized based upon the markets for their products and the internal management of the Company, as follows:

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

     Pharmaceutical, Food and Beverage products are sold to these three government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectable prescription drugs and serums, cough syrups, antiseptics, toothpastes and denture adhesives. The Company's food products are comprised of the alginates business which was acquired in October 1999 (see Note 7). Algin is a naturally occurring hydrocolloid, derived from brown seaweed, and is used in food, pharmaceutical and industrial applications. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

     Performance Chemicals, Fine Chemicals and Industrial. The Company's Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers, and advanced materials for consumer, agricultural and industrial applications. The Company's acetylene-based chemistry produces a number of performance polymers for use in a wide range of industrial markets including coatings, agricultural, imaging, detergents, electronics and metalworking. The Performance Chemicals business also includes inert ingredients for the agricultural industry, where the Company's solvents and polymers are used for the formulation of safer and more effective crop treatment products. The Company manufactures a broad range of highly specialized Fine Chemicals which are sold to the pharmaceutical, biotechnology, agricultural and imaging markets, including bulk pharmaceuticals, pharmaceutical intermediates, and pheromones for use in insect population measurement and control. The Company's Industrial business markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), which are sold primarily to industrial markets for use in high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

     Mineral Products. The Company manufactures ceramic-coated colored roofing granules that are sold primarily to the North American roofing industry for use in the production of asphalt roofing shingles.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 15. BUSINESS SEGMENT INFORMATION--(CONTINUED)

     The following segment data are presented based on the Company's internal management reporting system for the four reportable business segments. The Company evaluates segment performance based on operating income. Therefore, the measure of profit or loss that is reported to management for each segment is operating income. Interest expense, other income items and income taxes are not allocated to the business segments for management reporting. At this time, the Company's internal management reporting system does not report assets by segment for the three specialty chemicals reportable segments (Personal Care; Pharmaceutical, Food and Beverage; and Performance Chemicals, Fine Chemicals and Industrial), as many of the Company's plant assets are utilized by several of the segments. Therefore, the following asset-related segment data are presented only for Specialty Chemicals and Mineral Products.

     In 1999, the Company transferred its agricultural polymers and solvents product lines from the Pharmaceutical, Agricultural and Beverage ("PAB") segment to the Performance Chemicals, Fine Chemicals and Industrial segment. Accordingly, prior year financial information for these two segments have been reclassified to conform to the 1999 presentation. The effect on the years 1997 and 1998 was to reduce sales for the PAB segment by $58.1 and $52.7 million, respectively, and reduce operating income by $5.5 and $8.6 million, respectively, and increase sales and operating income for the Performance Chemicals, Fine Chemicals and Industrial segment by like amounts. The PAB segment has been renamed the Pharmaceutical, Food and Beverage segment, and encompasses the alginates business which was acquired in October 1999 (see Note
7), including sales in 1999 after the date of its acquisition of $12.8 million.

     Sales of Mineral Products to BMCA and its subsidiaries in 1997, 1998 and 1999 accounted for 61.5%, 66.2% and 65.7%, respectively, of the Company's net sales of Mineral Products, representing 7.2%, 8.0% and 7.3%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 1997, 1998 or 1999.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 15. BUSINESS SEGMENT INFORMATION--(CONTINUED)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1998       1999
                                                                                 ---------  ---------  ---------
                                                                                           (MILLIONS)
Net sales:
  Personal Care................................................................  $   187.4  $   189.4  $   187.1
  Pharmaceutical, Food and Beverage............................................      150.3      157.9      177.3
  Performance Chemicals, Fine Chemicals and Industrial.........................      288.1      342.8      335.7
                                                                                 ---------  ---------  ---------
     Total Specialty Chemicals.................................................      625.8      690.1      700.1
  Mineral Products(1)..........................................................       83.2       94.5       87.3
                                                                                 ---------  ---------  ---------
Net sales......................................................................  $   709.0  $   784.6  $   787.4
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Operating income:
  Personal Care(2).............................................................  $    44.0  $    34.7  $    45.7
  Pharmaceutical, Food and Beverage............................................       41.1       37.2       44.9
  Performance Chemicals, Fine Chemicals and Industrial.........................       37.4       63.3       41.2
                                                                                 ---------  ---------  ---------
     Total Specialty Chemicals.................................................      122.5      135.2      131.8
  Mineral Products(2)..........................................................       17.0       20.5       16.1
                                                                                 ---------  ---------  ---------
     Total segment operating income............................................      139.5      155.7      147.9
  Unallocated corporate office expenses........................................       (1.8)      (3.7)      (1.5)
  Provision for restructuring, staff reduction and impairment loss(3)..........         --      (73.0)      (0.4)
  Merger-related expenses......................................................         --      (12.8)        --
                                                                                 ---------  ---------  ---------
     Total operating income....................................................      137.7       66.2      146.0
Interest expense and other, net................................................      (33.5)     (39.0)     (69.5)
                                                                                 ---------  ---------  ---------
Income from continuing operations before income taxes..........................  $   104.2  $    27.2  $    76.5
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Assets:
  Specialty Chemicals(4).......................................................  $   985.7  $ 1,050.3  $ 1,182.0
  Mineral Products.............................................................      155.2      157.6      153.3
  General Corporate(5).........................................................      319.6      531.8      500.0
  Net assets of discontinued operation.........................................       23.5       24.2         --
                                                                                 ---------  ---------  ---------
Total assets...................................................................  $ 1,484.0  $ 1,763.9  $ 1,835.3
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Capital expenditures and acquisitions:
  Specialty Chemicals..........................................................  $    56.3  $   153.8  $   101.5
  Mineral Products.............................................................       11.2       10.1        7.5
  Unallocated corporate office.................................................        0.2         --         --
                                                                                 ---------  ---------  ---------
Total..........................................................................  $    67.7  $   163.9  $   109.0
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------
Depreciation and goodwill amortization:
  Specialty Chemicals..........................................................  $    44.0  $    50.3  $    53.1
  Mineral Products.............................................................       10.1       11.8       11.4
  Unallocated corporate office.................................................        0.4        2.2        0.4
                                                                                 ---------  ---------  ---------
Total..........................................................................  $    54.5  $    64.3  $    64.9
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

------------------
(1) Includes sales to BMCA and its subsidiaries of $51.1, $62.6 and $57.3 million for 1997, 1998 and 1999, respectively.

(2) Personal Care operating income for the year 1999 includes a pre-tax gain of $8.5 million from the sale of the pearlescent pigments product line. Mineral Products operating income for the year 1998 includes a pre-tax gain of $1.2 million from the sale of its tennis court materials business. See
    Note 4.

(3) Of the $73.0 million restructuring and impairment loss in 1998, $70.0 million related to the Performance Chemicals, Fine Chemicals and Industrial business segment. The remaining $3.0 million provision related to the consolidation of European offices and affects all business segments except Mineral Products.

                                              (Footnotes continued on next page)

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15. BUSINESS SEGMENT INFORMATION--(CONTINUED)

(Footnotes continued from previous page)

(4) Identifiable assets of Specialty Chemicals as of December 31, 1997 include the Company's 50% ownership of ISP Marl. See Notes 2 and 7.

(5) General Corporate assets primarily represent the Company's investments in trading, available-for-sale and held-to-maturity securities and other short-term investments, which are held for general corporate purposes and are not allocated to business segments.

NOTE 16. GEOGRAPHIC INFORMATION

     Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1998       1999
                                                                                       ---------  ---------  ---------
                                                                                                 (MILLIONS)
Net sales:
  North America:
     United States...................................................................  $   370.7  $   407.5  $   410.5
     Canada..........................................................................       13.9       16.4       16.9
                                                                                       ---------  ---------  ---------
       Total North America...........................................................      384.6      423.9      427.4
                                                                                       ---------  ---------  ---------
  Europe:
     Germany(1)......................................................................       32.1       84.4       89.0
     United Kingdom..................................................................       35.0       34.6       39.8
     France..........................................................................       20.5       21.2       17.3
     Italy...........................................................................       16.0       15.7       15.9
     Switzerland.....................................................................       14.0       12.4        7.7
     Other European countries........................................................       62.9       64.4       64.4
                                                                                       ---------  ---------  ---------
       Total Europe..................................................................      180.5      232.7      234.1
                                                                                       ---------  ---------  ---------
  Asia-Pacific:
     Japan...........................................................................       36.8       26.3       24.7
     China...........................................................................       11.9        9.4       12.7
     Australia.......................................................................       11.2       11.0       11.5
     Taiwan..........................................................................       13.5       13.3        9.6
     Other Asia-Pacific countries....................................................       32.0       27.0       30.4
                                                                                       ---------  ---------  ---------
       Total Asia-Pacific............................................................      105.4       87.0       88.9
                                                                                       ---------  ---------  ---------
  Latin America:
     Brazil..........................................................................       13.0       14.7       12.7
     Mexico..........................................................................        9.8       12.1       12.3
     Other Latin American countries..................................................       15.7       14.2       12.0
                                                                                       ---------  ---------  ---------
       Total Latin America...........................................................       38.5       41.0       37.0
                                                                                       ---------  ---------  ---------
Total net sales......................................................................  $   709.0  $   784.6  $   787.4
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16. GEOGRAPHIC INFORMATION--(CONTINUED)

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1998       1999
                                                                                       ---------  ---------  ---------
                                                                                                 (MILLIONS)
Property, plant and equipment, net:
  United States......................................................................  $   499.4  $   476.4  $   504.8
  Germany(2).........................................................................        0.3       53.5       48.0
  All other foreign countries........................................................       13.9       17.7       17.4
                                                                                       ---------  ---------  ---------
Total property, plant and equipment, net.............................................  $   513.6  $   547.6  $   570.2
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------
(1) Net sales for Germany for 1997 do not include sales of the ISP Marl joint venture, which was accounted for by the equity method prior to the Company's acquisition, effective April 1, 1998, of the remaining 50% interest in ISP Marl. See Notes 2 and 7.

(2) The Company's other principal long-lived asset in Germany as of December 31, 1997 was the 50% ownership of ISP Marl of $34.3 million. See Notes 2 and 7.

     Approximately 48% of the Company's sales in 1999 were in foreign countries which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

NOTE 17. COMMITMENTS AND CONTINGENCIES

  Asbestos Litigation Against GAF

     GAF Corporation has advised that, as of December 31, 1999, it was defending approximately 115,000 pending alleged asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims"), having received notice of approximately 43,100 new Asbestos Claims during 1999. GAF has advised that the Center for Claims Resolution ("CCR"), a non-profit organization set up to administer and handle asbestos-related personal injury claims against the participating companies and in which GAF Corporation was a member, terminated GAF's membership, effective January 17, 2000. GAF has advised the CCR that such termination was unauthorized and that it intends to take appropriate measures to protect its rights to pursue claims against the CCR and its member companies arising out of this improper termination and for other improper actions. The disputes between GAF and the CCR are the subject of pending Alternative Dispute Proceedings.

     GAF Corporation has confirmed that it has experienced a significant increase in the rate of new Asbestos Claims, principally involving claimants without any asbestos-related impairment, and amounts demanded to settle such claims. GAF anticipates that these trends could well continue for the foreseeable future, and that the percentage of Asbestos Claims filed by individuals with no physical impairment will remain high. GAF has advised that it expects an increasingly adverse litigation environment in particular jurisdictions. GAF believes that these trends and the CCR's termination of GAF's membership resulted from, or were induced by, in no small part, retaliatory actions taken by asbestos lawyers against GAF in connection with GAF's active support of proposed legislation currently pending in Congress to address the national asbestos litigation crisis. GAF has advised that depending upon whether such trends continue, whether other retaliatory actions are taken, the ultimate resolution of the disputes between GAF and the CCR, and whether the proposed legislation currently pending in Congress is enacted into law, its financial condition could be materially adversely affected by one or more of these factors.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     GAF Corporation has stated that it is committed to effecting a comprehensive resolution of Asbestos Claims, and that it is exploring options to accomplish this resolution, including the support of the proposed Congressional legislation, but there can be no assurance that these efforts will be successful.

     Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of GAF prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with asbestos-related claims. Should GAF, however, be unable to satisfy judgments against it in asbestos-related lawsuits, its judgment creditors might seek to enforce their judgments against the assets of GAF and, in that regard, seek to recapture assets distributed by GAF, including assets distributed in the Separation Transactions. Although the Company does not believe any such action to unwind the Separation Transactions would be successful, there can be no assurance in that regard. If a creditor were successful in recapturing assets distributed in the Separation Transactions, such creditor could seek to enforce any asbestos-related judgment against GAF's assets, including the capital stock of the Company, and such enforcement could result in a change of control of the Company. See Note 11 for a discussion of the Credit Agreement.

     The Company has been advised by GAF Corporation and Samuel J. Heyman, its Chairman of the Board, that in January 2000, an action was commenced against Mr. Heyman, individually, in the United States District Court for the Southern District of New York by a purported class of persons who hold an asbestos-related personal injury claim against GAF Corporation or who have become holders of such a claim arising out of asbestos exposure before January 1, 1997. The action alleges, among other things, that the distribution by GAF of the capital stock of the Company in the Separation Transactions was without fair consideration and a fraudulent conveyance. The action seeks, among other things, to set aside such distribution and to require Mr. Heyman to return to GAF the capital stock of the Company held by him as well as an unspecified amount of damages. GAF Corporation and Mr. Heyman have advised that they believe this action is being funded by a consortium of asbestos lawyers as part of the retaliatory actions described above and is without merit. Mr. Heyman has advised that he intends to vigorously oppose this action.

  Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), as of December 31, 1999, is approximately $22.5 million, before reduction for insurance recoveries reflected on the Company's balance sheet (discussed below) of $11.1 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other assets."

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

  Lease Commitments

     Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 1998 and 1999 in the amount of $2.2 and $1.9 million, respectively. The Company also has operating leases related to the sale-leaseback transaction discussed in Note 7 and for transportation, production and data processing equipment and for various buildings. Rental expense on operating leases was $9.7, $15.1 and $17.3 million for 1997, 1998 and 1999, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 1999 were as follows:

                                                                                                CAPITAL    OPERATING
                                                                                                LEASES      LEASES
                                                                                                -------    ---------
                                                                                                    (THOUSANDS)
2000.........................................................................................   $   434     $ 9,917
2001.........................................................................................       341       8,803
2002.........................................................................................       145       7,731
2003.........................................................................................       140       6,987
2004.........................................................................................        --       6,325
Later years..................................................................................        --       3,948
                                                                                                -------     -------
Total minimum payments.......................................................................     1,060     $43,711
                                                                                                            -------
                                                                                                            -------
Less interest included above.................................................................       115
                                                                                                -------
Present value of net minimum lease payments..................................................   $   945
                                                                                                -------
                                                                                                -------

  Other Matters

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility, the Company intends to develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating other development opportunities at this site.

     See Note 6 for information regarding additional contingencies.

NOTE 18. SUBSEQUENT EVENT

     On January 27, 2000, the Company announced that it had notified Dexter of its intent to present at Dexter's 2000 Annual Meeting of Shareholders, and solicit proxies in favor of, a series of resolutions designed to facilitate the Company's business combination proposal. Under the proposal, as amended on March 23, 2000, Dexter shareholders would receive at least $50 per share in cash, subject to the execution of a mutually acceptable merger agreement.

     The proposals include increasing the number of seats on Dexter's Board of Directors from ten to seventeen, and electing ten Company nominees (including eight nominees independent of the Company) to Dexter's Board who are committed to considering and pursuing the Company's proposal, or a superior proposal. The Company is also proposing a bylaw amendment and a shareholder resolution requiring the removal of Dexter's "poison pill" in favor of offers for all shares of at least $50 per share in cash.

     The Company commenced a lawsuit in federal court in Connecticut on January 27, 2000 to, among other things, declare valid the Company's proposed resolutions, invalidate the "poison pill" and Dexter's supermajority bylaw voting requirement and order Dexter's Annual Meeting to be held no later than April 30, 2000.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          1998 BY QUARTER                     1999 BY QUARTER
                                                 ---------------------------------   ---------------------------------
                                                 FIRST    SECOND   THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                                              (MILLIONS)
Net sales......................................  $191.1   $209.6   $197.5   $186.4   $201.6   $193.2   $188.2   $204.4
Cost of products sold..........................   113.5    120.1    115.4    114.5    119.4    111.4    106.9    144.7
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Gross profit...................................  $ 77.6   $ 89.5   $ 82.1   $ 71.9   $ 82.2   $ 81.8   $ 81.3   $ 59.7
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Operating income (loss)(1).....................  $ 37.0   $ 46.5   $ 25.3   $(42.6)  $ 46.8   $ 38.5   $ 38.5   $ 22.2
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) from continuing operations before
  income taxes.................................  $ 30.5   $ 37.1   $ 17.8   $(58.2)  $ 17.7   $ 25.0   $ 23.5   $ 10.3
Income tax (provision) benefit.................   (11.1)   (14.1)    (6.7)    17.8     (6.2)    (8.8)    (8.3)    (3.6)
Minority interest in income of subsidiary......    (4.2)    (5.0)    (1.1)      --       --       --       --       --
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) from continuing operations.......    15.2     18.0     10.0    (40.4)    11.5     16.2     15.2      6.7
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Discontinued operation:
  Income from discontinued operation, net of
     income taxes..............................     0.5      1.0      0.3      0.2      0.5      0.9      0.4       --
  Gain on sale of discontinued operation, net
     of income taxes...........................      --       --       --       --       --       --     24.5     (1.0)
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) from discontinued operation......     0.5      1.0      0.3      0.2      0.5      0.9     24.9     (1.0)
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Net income (loss)..............................  $ 15.7   $ 19.0   $ 10.3   $(40.2)  $ 12.0   $ 17.1   $ 40.1   $  5.7
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 ------   ------   ------   ------   ------   ------   ------   ------
Earnings per common share(2):
  Basic:
     Income (loss) from continuing
       operations..............................  $  .28   $  .33   $  .15   $ (.58)  $  .16   $  .24   $  .23   $  .10
     Income (loss) from discontinued
       operation...............................     .01      .02       --       --      .01      .01      .36     (.02)
                                                 ------   ------   ------   ------   ------   ------   ------   ------
     Net income (loss).........................  $  .29   $  .35   $  .15   $ (.58)  $  .17   $  .25   $  .59   $  .08
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 ------   ------   ------   ------   ------   ------   ------   ------
  Diluted:
     Income (loss) from continuing
       operations..............................  $  .28   $  .33   $  .15   $ (.58)  $  .16   $  .24   $  .23   $  .10
     Income (loss) from discontinued
       operation...............................     .01      .02       --       --      .01      .01      .36     (.02)
                                                 ------   ------   ------   ------   ------   ------   ------   ------
     Net income (loss).........................  $  .29   $  .35   $  .15   $ (.58)  $  .17   $  .25   $  .59   $  .08
                                                 ------   ------   ------   ------   ------   ------   ------   ------
                                                 ------   ------   ------   ------   ------   ------   ------   ------

------------------
(1) Operating income for the third quarter of 1998 reflects $12.8 million of merger-related expenses and $3.0 million of restructuring charges related to the consolidation of offices in the Company's European operations. Operating income (loss) for the fourth quarter of 1998 reflects $70.0 million of restructuring and impairment losses. See Note 5 to Consolidated Financial Statements. Operating income for the first quarter of 1999 reflects a pre-tax gain of $8.5 million from the sale of the Company's pearlescent pigments business. See Note 4 to Consolidated Financial Statements.

(2) Earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the quarters. Earnings per share for all periods prior to the Merger are calculated based on the 53,833,333 shares of the Company's common stock held by ISP Holdings' stockholders. See Note 1 to Consolidated Financial Statements.

                                                                     SCHEDULE II

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1997
                                  (THOUSANDS)

                                                                  BALANCE      CHARGED TO                   BALANCE
                                                                 JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                                        1997        EXPENSES      DEDUCTIONS       1997
--------------------------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts Deducted from
  Assets to Which They Apply:
     Allowance for doubtful accounts..........................    $  2,710       $  338        $  439(a)     $  2,609
     Reserve for inventory market valuation...................      11,657        7,631         5,703(a)       13,585

                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                                          BALANCE      CHARGED TO                            BALANCE
                                                         JANUARY 1,    COSTS AND                            DECEMBER 31,
DESCRIPTION                                                1998        EXPENSES      DEDUCTIONS    OTHER       1998
------------------------------------------------------   ----------    ----------    ----------    -----    ------------
Valuation and Qualifying Accounts Deducted from
  Assets to Which They Apply:
     Allowance for doubtful accounts..................    $  2,609      $     78       $  291(a)   $ 98(b)    $  2,494
     Reserve for inventory market valuation...........      13,585        15,410        7,762(a)    127(b)      21,360
     Reserves for restructuring.......................          --        10,503        1,161        --          9,342

                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                                  BALANCE      CHARGED TO                   BALANCE
                                                                 JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                                        1999        EXPENSES      DEDUCTIONS       1999
--------------------------------------------------------------   ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts Deducted from
  Assets to Which They Apply:
     Allowance for doubtful accounts..........................    $  2,494       $2,026       $  1,109(a)    $  3,411
     Reserve for inventory market valuation...................      21,360        5,063         11,275(a)      15,148
     Reserves for restructuring and staff reduction...........       9,342        2,273(c)      10,291(d)       1,324

------------------
Notes:

(a) Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

(b) Represents balance acquired in acquisitions.

(c) Reflects a reserve established for a staff reduction program in 1999 (see
    Note 5 to Consolidated Financial Statements).

(d) Includes $1,863 of excess reserves which were reversed and credited to the Consolidated Statement of Income (see Note 5 to Consolidated Financial Statements).

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                                 DESCRIPTIONS
------   ---------------------------------------------------------------------------------------------------------
  3.1    -- Amended and Restated Certificate of Incorporation of ISP (incorporated by reference to Exhibit 4.1 to
            Post-Effective Amendment No. 1 of Form S-8 to the Registration Statement on Form S-4 of ISP
            (Registration No. 333-53709) (the "ISP Registration Statement")).

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

 10.1    -- Amended and Restated Management Agreement, dated as of January 1, 1999, among GAF Corporation, G-I
            Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, ISP, GAF Building
            Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and
            ISP Opco Holdings Inc. (the "Management Agreement") (incorporated by reference to Exhibit 10.1 to
            BMCA's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 10.2    -- Amendment No. 1 to the Management Agreement, dated as of January 1, 2000.

 10.3    -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP
            Holdings, G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to
            Exhibit 10.7 to the Holdings Registration Statement).

 10.4    -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings, International Specialty
            Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to Exhibit 10.8 to the Holdings Registration Statement).

 10.5    -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the
            Registration Statement on Form S-1 of International Specialty Products Inc. (Registration
            No. 33-40351)).*

 10.6    -- International Specialty Products Inc. 1991 Incentive Plan for Key Employees and Directors, as amended
            (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP
            Registration Statement).*

 10.7    -- Agreement, dated July 30, 1993, between International Specialty Products Inc. and Carl R. Eckardt
            (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 of G-I Holdings
            Inc. (Registration No. 33-72220)).*

 10.8    -- Letter Agreement, dated September 29, 1999, between International Specialty Products Inc. and Sunil
            Kumar (incorporated by reference to Exhibit 10 to the ISP Quarterly Report on Form 10-Q for the
            fiscal quarter ended October 3, 1999).*

 10.9    -- Compensation and Indemnification Agreement among Charles M. Diker, Burt Manning and ISP, dated
            October 10, 1997 (incorporated by reference to Exhibit 10.23 to the ISP Registration Statement).*

 10.10   -- Consulting Agreement, dated November 23, 1999, between Carl R. Eckardt and ISP.*

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

 21      -- Subsidiaries of ISP.

 23      -- Consent of Arthur Andersen LLP.

 27      -- Financial Data Schedule for fiscal year 1999, which is submitted electronically to the Securities and
            Exchange Commission for information only.

------------------
 * Management and/or compensation plan or arrangement.