Form 10-Q
period 2000-04-02
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2000-05-16
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     As of May 12, 2000, 68,949,702 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                QUARTER ENDED,
                                             ---------------------
                                              APRIL 4,   APRIL 2,
                                                1999       2000
                                             ---------  ----------
Net sales...............................     $ 201,648  $  197,941
Cost of products sold...................      (119,385)   (129,434)
Selling, general and administrative.....       (39,806)    (38,862)
Gain on sale of assets..................         8,541         -
Goodwill amortization...................        (4,195)     (4,048)
                                             ---------  ----------
Operating income........................        46,803      25,597
Interest expense........................       (20,240)    (19,722)
Gain on contract settlement ............          -          3,450
Other income (expense), net.............        (8,876)      2,463
                                             ---------  ----------
Income from continuing operations
  before income taxes...................        17,687      11,788
Income taxes............................        (6,205)     (4,116)
                                             ---------  ----------
Income from continuing operations.......        11,482       7,672
Income from discontinued operation......           540         -
                                             ---------  ----------
Net income..............................     $  12,022  $    7,672
                                             =========  ==========
Earnings per common share:
  Basic:
    Continuing operations...............     $     .16  $      .11
    Discontinued operation..............           .01          -
                                             ---------  ----------
    Net income..........................     $     .17  $      .11
                                             =========  ==========
  Diluted:
    Continuing operations...............     $     .16  $      .11
    Discontinued operation..............           .01          -
                                             ---------  ----------
    Net income..........................     $     .17  $      .11
                                             =========  ==========
 Weighted average number of common
   and common equivalent shares
   outstanding:

  Basic.................................        68,760      68,849
                                             =========  ==========
  Diluted...............................        68,978      68,857
                                             =========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS
                                                                 APRIL 2,
                                                  DECEMBER 31,     2000
                                                      1999     (UNAUDITED)
                                                  ------------ -----------
                                                         (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   23,309   $   44,952
  Investments in trading securities..............     10,395        5,400
  Investments in available-for-sale securities...    344,905      440,278
  Other short-term investments...................     41,900       46,077
  Accounts receivable, trade, net................     82,201       92,868
  Accounts receivable, other.....................     23,410       24,955
  Receivable from related parties, net...........     16,901       19,305
  Inventories....................................    151,775      150,894
  Other current assets...........................     20,569       25,428
                                                  ----------   ----------
Total Current Assets.............................    715,365      850,157
Property, plant and equipment, net...............    570,218      565,729
Goodwill, net....................................    510,578      506,530
Other assets.....................................     39,147       39,189
                                                  ----------   ----------
Total Assets..................................... $1,835,308   $1,961,605
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $   82,531   $  124,097
  Current maturities of long-term debt...........     38,543       38,498
  Accounts payable...............................     63,852       67,149
  Accrued liabilities............................     86,350       76,888
  Income taxes...................................      6,006        7,854
                                                  ----------   ----------
    Total Current Liabilities....................    277,282      314,486
                                                  ----------   ----------
Long-term debt less current maturities...........    820,141      841,209
                                                  ----------   ----------
Deferred income taxes............................     89,796      112,556
                                                  ----------   ----------
Other liabilities................................     60,828       60,139
                                                  ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................          -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695          695
  Additional paid-in capital.....................    486,137      485,931
  Treasury stock, at cost - 754,199 and
    596,754 shares, respectively.................     (7,344)      (5,812)
  Retained earnings..............................    119,822      127,494
  Accumulated other comprehensive income(loss)...    (12,049)      24,907
                                                  ----------   ----------
    Total Stockholders' Equity...................    587,261      633,215
                                                  ----------   ----------
Total Liabilities and Stockholders' Equity....... $1,835,308   $1,961,605
                                                  ==========   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              QUARTER ENDED
                                                           -------------------
                                                            APRIL 4,  APRIL 2,
                                                              1999      2000
                                                           --------  ---------
                                                               (THOUSANDS)

Cash and cash equivalents, beginning of period...........  $ 23,130  $ 23,309
                                                           --------  ---------
Cash provided by (used in) operating activities:
  Net income.............................................    12,022     7,672
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from discontinued operation.................      (540)      -
      Gain on sale of assets.............................    (8,541)      -
      Depreciation.......................................    12,000    12,432
      Goodwill amortization..............................     4,195     4,048
      Deferred income taxes..............................    (2,939)   (1,242)
      Unrealized gains on trading securities and other
        short-term investments...........................    (8,424)  (14,840)
  Increase in working capital items......................   (17,856)  (12,124)
  Purchases of trading securities........................   (44,742)  (18,906)
  Proceeds from sales of trading securities..............    52,336    34,564
  Increase in net receivable from related parties........    (5,326)   (2,404)
  Change in cumulative translation adjustment............   (11,065)   (6,282)
  Other, net.............................................     1,849     2,878
                                                           --------  --------
    Net cash provided by (used in) continuing operations.   (17,031)    5,796
    Net cash provided by discontinued operation..........     1,866       -
                                                           --------  --------
Net cash provided by (used in) operating activities......   (15,165)    5,796
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures...................................   (14,346)  (11,284)
  Proceeds from sale of assets...........................    11,533       -
  Purchases of available-for-sale securities............    (52,006)  (94,678)
  Proceeds from sales of available-for-sale securities...     6,920    64,398
  Proceeds from held-to-maturity securities..............    11,440       -
  Proceeds from sales of other short-term investments....     8,935       -
                                                           --------  --------
Net cash used in investing activities....................   (27,524)  (41,564)
                                                           --------  --------
Cash provided by financing activities:
  Proceeds (repayments)from sale of accounts receivable..       -      (5,675)
  Increase in short-term debt............................    43,517    41,566
  Increase in borrowings under revolving credit facility.   207,000    21,100
  Repayments of long-term debt...........................  (200,097)     (110)
  Repurchases of common stock............................    (3,046)      -
  Other, net.............................................       396       530
                                                           --------  --------
Net cash provided by financing activities................    47,770    57,411
                                                           --------  --------
Net change in cash and cash equivalents..................     5,081    21,643
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 28,211  $ 44,952
                                                           ========  ========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                          QUARTER ENDED
                                                       -------------------
                                                        APRIL 4,  APRIL 2,
                                                          1999      2000
                                                       --------- ---------
                                                           (THOUSANDS)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 25,464  $  17,007
    Income taxes.....................................      8,543      4,722

































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 2, 2000, and the results of operations and cash flows for the periods ended April 4, 1999 and April 2, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").


NOTE 1.  DISCONTINUED OPERATION

  On October 1, 1999, the Company sold the stock of its filter products ("Filter Products") subsidiaries to Hayward Industrial Products Inc. for a purchase price of $62 million. Accordingly, the Filter Products business segment is reported as a discontinued operation, and the consolidated financial statements have been reclassified to report separately the operating results of the Filter Products business segment. The Company's prior year financial statements have been restated to reflect continuing operations.

     Summary operating results for the Filter Products business for the first quarter of 1999 are as follows:

                                                      First
                                                     Quarter
                                                      1999
                                                   -----------
                                                   (Thousands)
Sales..........................................      $10,522
Income before income taxes.....................          832
Income taxes...................................         (292)
Net income.....................................          540

NOTE 2.  GAIN ON CONTRACT SETTLEMENT

         In the first quarter of 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products business.

NOTE 3.  COMPREHENSIVE INCOME
                                                    Quarter Ended
                                                 --------------------
                                                  April 4,   April 2,
                                                    1999       2000
                                                 ---------  ---------
                                                      (Thousands)

Net income.....................................   $ 12,022   $  7,672
                                                  --------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $1,363
    and $(20,419)..............................     (2,259)    40,238
  Less: reclassification adjustment
   for gains (losses) included in net income,
   net of income tax (provision) benefit of
   $(120) and $ 1,436 .........................        278     (3,000)
                                                 ---------   ---------
  Total........................................     (2,537)    43,238
  Foreign currency translation adjustment......    (11,065)    (6,282)
                                                 ---------   ---------
Total other comprehensive income (loss)........    (13,602)    36,956
                                                 ---------   ---------
Comprehensive income (loss)....................  $  (1,580)  $ 44,628
                                                 =========   =========

     Changes  in the  components  of  "Accumulated  other  comprehensive  income
(loss)" for the quarter ended April 2, 2000 are as follows:

                               Unrealized   Cumulative
                               Gains on     Foreign      Accumulated
                               Available-   Currency     Other
                               for-sale     Translation  Comprehensive
                               Securities   Adjustment   Income (Loss)
                               ----------   -----------  -------------
                                           (Thousands)
Balance, December 31, 1999..   $  1,844     $(13,893)      $(12,049)
Change for the period.......     43,238       (6,282)        36,956
                               --------     --------       --------
Balance, April 2, 2000......   $ 45,082     $(20,175)      $ 24,907
                               ========     ========       ========

NOTE 4.  BUSINESS SEGMENT INFORMATION

                                                            Quarter Ended
                                                         ---------------------
                                                          April 4,    April 2,
                                                            1999        2000
                                                         ---------   ---------
                                                              (Thousands)
Net sales:
  Personal Care......................................... $  52,272   $  48,606
  Pharmaceutical, Food and Beverage.....................    42,837      59,844
  Performance Chemicals, Fine Chemicals and
    Industrial..........................................    83,375      70,930
                                                         ---------   ---------
    Total Specialty Chemicals...........................   178,484     179,380
  Mineral Products (1)..................................    23,164      18,561
                                                         ---------   ---------
Net sales............................................... $ 201,648   $ 197,941
                                                         =========   =========

Operating income(2):
  Personal Care(3)...................................... $  19,282   $   8,313
  Pharmaceutical, Food and Beverage.....................    10,709      12,776
  Performance Chemicals, Fine Chemicals and
    Industrial..........................................    12,414       1,902
                                                          --------   ---------
    Total Specialty Chemicals...........................    42,405      22,991
  Mineral Products......................................     4,213       2,629
                                                          --------   ---------
  Total segment operating income........................    46,618      25,620
  Unallocated corporate office..........................       185         (23)
                                                         ---------   ---------
Total operating income..................................    46,803      25,597
Interest expense and other, net.........................   (29,116)    (13,809)
                                                         ---------   ---------
Income from continuing operations before
 income taxes........................................... $  17,687   $  11,788
                                                         =========   =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $16.2 and $16.3 million for the first quarter of 1999 and 2000, respectively.

(2) Operating income for the first quarter of 1999 for the three Specialty Chemicals business segments have been reclassified to conform to the 2000 presentation, based on a reallocation of certain manufacturing costs.

(3) Personal Care operating income for the first quarter of 1999 includes a pre-tax gain of $8.5 million from the sale of the pearlescent pigments product line.

NOTE 5.  INVENTORIES

     Inventories comprise the following:

                                       December 31,    April 2,
                                           1999          2000
                                       ------------   ----------
                                              (Thousands)
     Finished goods................     $107,583      $  96,835
     Work-in-process...............       18,457         29,671
     Raw materials and supplies....       25,735         24,388
                                        --------      ---------
     Inventories...................     $151,775      $ 150,894
                                        ========      =========

         At December 31, 1999 and April 2, 2000, $47.7 and $45.4 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $2.7 million higher at December 31, 1999 and $0.2 million lower at April 2, 2000.


NOTE 6.  LONG-TERM DEBT

     On April 11, 2000, the Company repaid $10.0 million of the $38.1 million mortgage on its headquarters property. The Company received a nine-month extension, to January 11, 2001, on the remaining $28.1 million of the mortgage obligation.



NOTE 7.  RESTRUCTURING RESERVES

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, principally for decommissioning, demolition and remediation, and severance costs. During 1999 and the first quarter of 2000, $5.1 million of costs were charged against this reserve. In addition, in 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw materials contract terminations, which were no longer required. The reserve balance as of April 2, 2000 was $0.5 million, representing remaining demolition costs. The Company expects this program to be completed by July 2000.

     In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre-tax provision for severance of $2.3 million. The applicable severance reserve remaining as of April 2, 2000 was $0.1 million.


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

     For further information regarding environmental matters, reference is made to Note 17 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim against GAF

     Certain subsidiaries of the Company were members of the GAF Corporation ("GAF") consolidated Federal income tax group (the "GAF Group") in 1990 and, accordingly, would be severally liable for any tax liability of the GAF Group in respect of such year. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the GAF Group.

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation, held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability. For additional information relating to GAF, reference is made to Note 17 to Consolidated Financial Statements contained in the Form 10-K.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 2000 Compared With
                        First Quarter 1999

     The Company recorded first quarter 2000 income from continuing operations of $7.7 million ($.11 diluted earnings per share) compared with $11.5 million ($.16 diluted earnings per share) in the first quarter of 1999. The results for the first quarter of 2000 include a pre-tax gain of $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Mineral Products business segment, while the results for the first quarter of 1999 included an $8.5 million pre-tax gain from the sale of the Company's pearlescent pigments business, a non-core product line. Excluding the effect of such non-recurring items in each period, income from continuing operations for the first quarter of 2000 was $5.4 million ($.08 diluted earnings per share) compared with $5.9 million ($.09 diluted earnings per share) for the first quarter of 1999. On a comparable basis, the lower results were attributable to lower operating income, offset by higher other income.

     Net sales for the first quarter of 2000 were $197.9 million compared with $201.6 million for the same period in 1999. The decline in sales was attributable to lower sales in all business segments except the Pharmaceutical, Food and Beverage business segment, which included $18.2 million of sales from the Kelco Alginates business that was acquired in October 1999. The decrease resulted primarily from lower sales for the Fine Chemicals business and Mineral Products business segment as a result of customer contracts that expired in each of the businesses at the end of 1999, lower pricing in butanediol and solvents, and the adverse effect of the stronger U.S. dollar ($5.4 million), particularly in Europe. The lower sales reflected sales declines in the U.S. and Europe, partially offset by 14% and 19% sales increases in the Asia Pacific and Latin America regions, respectively.

     Operating income for the first quarter of 2000 was $25.6 million compared with $38.3 million (excluding the $8.5 million gain on the sale of the pearlescent pigments business) for the first quarter of 1999. The unfavorable operating results for the first quarter of 2000 were attributable to a lower gross margin due mainly to continued lower pricing in butanediol and solvents, the impact of lower sales volumes due to the expired customer contracts previously mentioned and the adverse effect of the stronger U.S. dollar ($3.0 million). Operating income for the Pharmaceutical, Food and Beverage business segment increased 19%, reflecting the results of the alginates business acquired in October 1999. The operating income for all other business segments declined in the quarter as a result of the factors discussed above. Selling, general and administrative expenses decreased by $0.9 million (2%) in the first quarter of 2000, as an 11% reduction in administrative expenses that resulted from the Company's third quarter 1999 reduction in corporate staff and other expense reduction efforts were partially offset by 13% higher research and development spending.

     Interest expense for the first quarter of 2000 was $19.7 million compared with $20.2 million for the same period last year. The decrease was due to lower average borrowings, partially offset by higher average interest rates. Other income, net, for the quarter was $2.4 million compared with other expense, net, of $8.9 million in last year's first quarter, with the improvement due principally to $9.6 million higher investment income.


Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.


Personal Care

         Sales in the first quarter of 2000 were $48.6 million compared with $52.3 million for the same period last year. The lower sales resulted from the continued lower average pricing in both skin care and hair care and the unfavorable impact of the stronger U.S. dollar in Europe, and also reflect the absence of sales from the pearlescent pigments business, which recorded $1.3 million of sales in the first quarter of 1999 prior to its sale.

         Operating income for the first quarter of 2000 was $8.3 million compared with $19.3 million in last year's quarter, which included the $8.5 million pre-tax gain from the sale of the pearlescent pigments business. Excluding the effect of that gain, operating income decreased $2.4 million, primarily reflecting the lower pricing and sales volumes discussed above.


Pharmaceutical, Food and Beverage ("PFB")

         Sales for the PFB segment were $59.8 million for the first quarter of 2000, a 40% increase compared with $42.8 million for the first quarter of 1999, while operating income increased by 19% to $12.8 million versus $10.7 million last year. The increases in sales and operating income were both attributable to the alginates business, acquired in October 1999, which recorded sales of $18.2 million in the first quarter of 2000. Sales for the remainder of the PFB segment decreased by $1.2 million as a result of unfavorable foreign exchange in Europe ($1.4 million), partially offset by increased volumes for the Pharmaceutical business, primarily in the antiseptic market in the Asia Pacific region.

         Operating income for the Pharmaceutical and Beverage businesses decreased 7% in the first quarter of 2000 compared with the same period in 1999. The principal factors for the decline were the adverse effect of the stronger U.S. dollar in Europe and higher operating expenses (principally 24% higher research and development spending), partially offset by the impact of increased Pharmaceutical sales volumes.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the first quarter of 2000 were $70.9 million compared with $83.4 million in the first quarter of 1999. The lower sales were primarily attributable to a 35% sales decrease for the Fine Chemicals business, which was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Higher sales volumes of other Fine Chemicals products could only partially offset the loss of this contract. Sales for the Performance Chemicals business decreased by 17%, primarily due to lower sales volumes in Europe. Sales for the Industrial business decreased by 7% due to continued unfavorable pricing in butanediol, N-methyl pyrrolidone and tetrahydrofuran, mainly in Europe, and the adverse impact of the stronger U.S. dollar in Europe, partially offset by increased volumes, which included $2.5 million in sales from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers.

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $1.9 million for the first quarter of 2000 versus $12.4 million for the same period last year. The principal factors for this decline were the adverse impact from the expiration of the Fine Chemicals custom manufacturing agreement, the unfavorable pricing in the Industrial business, and the lower Performance Chemicals sales volumes in Europe.


Mineral Products

         Sales for the Mineral Products segment for the first quarter of 2000 were $18.6 million compared with $23.2 million for the first quarter of 1999. The lower sales were attributable to 68% lower trade sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999, partially offset by an additional $1.0 million in sales from new customers in the first quarter of 2000. Sales to Building Materials Corporation of America, an affiliate, increased slightly in the first quarter of 2000 over the same period last year. Operating income for the first quarter of 2000 was $2.6 million compared with $4.2 million for the first quarter of 1999, reflecting the impact of the trade contract expirations.

Liquidity and Financial Condition

         During the first quarter of 2000, the Company's net cash outflow before financing activities was $35.8 million, including $5.8 million of cash generated from continuing operations, the reinvestment of $11.3 million for capital programs and the use of $30.3 million of cash for net purchases of available-for-sale securities.

         Cash invested in additional working capital totaled $12.1 million during the first quarter of 2000, mainly reflecting a $6.5 million increase in receivables and a $4.2 million net decrease in payables and accrued liabilities. The net cash generated from operating activities also included a $15.7 million cash inflow from net sales of trading securities.

         Net cash provided by financing activities during the first quarter of 2000 totaled $57.4 million, reflecting a $21.1 million increase in borrowings under the Company's bank revolving credit facility and a $41.6 million increase in short-term borrowings, partially offset by a $5.7 million repayment related to the Company's sale of domestic trade accounts receivable.

         As a result of the foregoing factors, cash and cash equivalents increased by $21.6 million during the first quarter of 2000 to $45.0 million, excluding $491.8 million of trading and available-for-sale securities and other short-term investments.

         The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, principally for decommissioning, demolition and remediation, and severance costs. During 1999 and the first quarter of 2000, $5.1 million of costs were charged against this reserve. In addition, in 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw materials contract terminations, which were no longer required. The reserve balance as of April 2, 2000 was $0.5 million, representing remaining demolition costs. The Company expects this program to be completed by July 2000.

         In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre-tax provision for severance of $2.3 million. The applicable severance reserve remaining as of April 2, 2000 was $0.1 million.

         On January 27, 2000, the Company announced that it had notified Dexter Corporation ("Dexter") of its intent to present at Dexter's 2000 Annual Meeting of Shareholders, and solicit proxies in favor of, a series of resolutions designed to facilitate the Company's business combination proposal. Under the proposal, as amended on March 23, 2000, Dexter shareholders would receive at least $50 per share in cash, subject to the execution of a mutually acceptable merger agreement. The Company has filed with the Securities and Exchange Commission a preliminary proxy statement in connection with Dexter's Annual Meeting. On March 23, 2000, the Company received a binding commitment from a financial institution to provide, subject to customary conditions, senior credit facilities in the aggregate amount of $1.825 billion to, among other things, finance the acquisition of Dexter.

         See Note 9 to Consolidated Financial Statements for information regarding contingencies.

                                     * * *

Forward-looking Statements

         This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 1999, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $50.1 million and short contracts valued at $6.5 million. At April 2, 2000, the value of long contracts was $77.5 million, while all short contracts were terminated in the first quarter of 2000. Since such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations, there was no economic cost to the Company to terminate these instruments.

                                    PART II


                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27   - Financial Data Schedule for  the  quarter ended April 2, 2000, which
            is  submitted   electronically   to  the   Securities  and  Exchange
            Commission for information only.


(b) No Reports on Form 8-K were filed during the quarter ended April 2, 2000.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.



DATE:  May 16, 2000           BY:   /s/Randall R. Lay
       ------------                 -----------------

                                    Randall R. Lay
                                    Executive Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)