Form 10-Q
period 2000-07-02
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2000-08-15
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     As of August 11, 2000, 68,010,502 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        SECOND QUARTER ENDED     SIX MONTHS ENDED
                                       ---------------------   -------------------
                                         JULY 4,     JULY 2,    JULY 4,    JULY 2,
                                          1999        2000       1999       2000
                                       --------    ---------   --------   --------
Net sales............................  $ 193,183   $ 200,257  $ 394,831  $ 398,198
Cost of products sold................   (111,424)   (126,966)  (230,809)  (256,400)
Selling, general and administrative..    (39,199)    (39,488)   (79,005)   (78,350)
Gain on sale of assets...............        -           -        8,541        -
Goodwill amortization................     (4,091)     (4,047)    (8,286)    (8,095)
                                       ---------   ---------  ---------   --------
Operating income.....................     38,469      29,756     85,272     55,353
Interest expense.....................    (19,520)    (21,193)   (39,760)   (40,915)
Gain on contract settlement..........        -           -          -        3,450
Other income (expense), net..........      6,047       6,634     (2,829)     9,097
                                        --------   ---------  ---------   --------
Income from continuing operations
  before income taxes................     24,996      15,197     42,683     26,985
Income taxes.........................     (8,777)     (5,338)   (14,982)    (9,454)
                                       ---------   ---------  ---------   --------
Income from continuing operations....     16,219       9,859     27,701     17,531
Income from discontinued operation...        860         -        1,400        -
                                       ---------   ---------  ---------   --------
Net income...........................  $  17,079   $   9,859  $  29,101   $ 17,531
                                       =========   =========  =========   ========
Earnings per common share:
  Basic:
    Continuing operations............  $     .24   $     .14  $     .40   $    .25
    Discontinued operation...........        .01          -         .02         -
                                       ---------   ---------  ---------   --------
    Net income.......................  $     .25   $     .14  $     .42   $    .25
                                       =========   =========  =========   ========
  Diluted:
    Continuing operations............  $     .24   $     .14  $     .40   $    .25
    Discontinued operation...........        .01          -         .02         -
                                       ---------   ---------  ---------   --------
    Net income.......................  $     .25   $     .14  $     .42   $    .25
                                       =========   =========  =========   ========
 Weighted average number of common
 and common equivalent shares
 outstanding:

  Basic..............................     68,298      68,846     68,533     68,847
                                       =========   =========   ========   ========
  Diluted............................     68,444      68,846     68,710     68,847
                                       =========   =========   ========   ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS
                                                                 JULY 2,
                                                  DECEMBER 31,    2000
                                                      1999     (UNAUDITED)
                                                  ------------ -----------
                                                         (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   23,309  $   13,112
  Investments in trading securities..............     10,395       7,892
  Investments in available-for-sale securities...    344,905     411,432
  Other short-term investments...................     41,900      49,618
  Accounts receivable, trade, net................     82,201      92,380
  Accounts receivable, other.....................     23,410      24,025
  Receivable from related parties, net...........     16,901      19,978
  Inventories....................................    151,775     148,515
  Other current assets...........................     20,569      26,328
                                                  ----------   ---------
     Total Current Assets........................    715,365     793,280
Property, plant and equipment, net...............    570,218     566,834
Goodwill, net....................................    510,578     502,482
Other assets.....................................     39,147      34,017
                                                  ----------   ---------
Total Assets..................................... $1,835,308  $1,896,613
                                                  ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $   82,531   $ 108,632
  Current maturities of long-term debt...........     38,543      28,492
  Accounts payable...............................     63,852      59,295
  Accrued liabilities............................     86,350      70,737
  Income taxes...................................      6,006       7,683
                                                  ----------   ---------
    Total Current Liabilities....................    277,282     274,839
                                                  ----------   ---------
Long-term debt less current maturities...........    820,141     813,699
                                                  ----------   ---------
Deferred income taxes............................     89,796     111,691
                                                  ----------   ---------
Other liabilities................................     60,828      60,240
                                                  ----------   ---------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................       -           -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695         695
  Additional paid-in capital.....................    486,137     485,740
  Treasury stock, at cost - 754,199 and
    1,091,054 shares, respectively...............     (7,344)     (8,497)
  Retained earnings..............................    119,822     137,353
  Accumulated other comprehensive income(loss)...    (12,049)     20,853
                                                  ----------   ---------
    Total Stockholders' Equity...................    587,261     636,144
                                                  ----------   ---------

Total Liabilities and Stockholders' Equity....... $1,835,308  $1,896,613
                                                  ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                           -------------------
                                                            JULY 4,   JULY 2,
                                                             1999      2000
                                                           --------  ---------
                                                               (THOUSANDS)

Cash and cash equivalents, beginning of period...........  $ 23,130  $ 23,309
                                                           --------  --------
Cash provided by operating activities:
  Net income.............................................    29,101    17,531
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from discontinued operation.................    (1,400)      -
      Gain on sale of assets.............................    (8,541)      -
      Depreciation.......................................    24,139    25,027
      Goodwill amortization..............................     8,286     8,095
      Deferred income taxes..............................     6,205      (323)
      Unrealized gains on trading securities and other
        short-term investments...........................   (23,970)  (20,870)
  Increase in working capital items......................   (17,383)  (27,360)
  Purchases of trading securities........................  (126,989)  (36,889)
  Proceeds from sales of trading securities..............   150,937    52,544
  Increase in net receivable from related parties........   (10,962)   (3,077)
  Change in cumulative translation adjustment............   (14,747)   (6,709)
  Other, net.............................................     6,256    10,117
                                                           --------  --------
    Net cash provided by continuing operations...........    20,932    18,086
    Net cash provided by discontinued operation..........     4,323      -
                                                           --------  --------
Net cash provided by operating activities................    25,255    18,086
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition ..................   (30,870)  (22,241)
  Proceeds from sale of assets...........................    11,533      -
  Purchases of available-for-sale securities ............  (168,131) (123,293)
  Purchases of held-to-maturity securities ..............    (3,459)     -
  Purchases of other short-term investments .............    (5,600)     -
  Proceeds from sales of available-for-sale securities...   195,858   115,511
  Proceeds from held-to-maturity securities..............    15,746      -
  Proceeds from sales of other short-term investments....    14,717      -
                                                           --------  --------
Net cash provided by (used in) investing activities......    29,794   (30,023)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Proceeds (repayments)from sale of accounts receivable..       -      (5,648)
  Increase (decrease)in short-term debt..................    (1,526)   26,101
  Increase (decrease) in borrowings under revolving
    credit facility......................................   161,400    (6,200)
  Repayments of long-term debt...........................  (200,223)  (10,358)
  Repurchases of common stock............................    (4,987)   (2,685)
  Other, net.............................................       859       530
                                                           --------  --------
Net cash provided by (used in)financing activities.......   (44,477)    1,740
                                                           --------  --------
Net change in cash and cash equivalents..................    10,572   (10,197)
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 33,702  $ 13,112
                                                           ========  ========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                        SIX MONTHS ENDED
                                                       -------------------
                                                        JULY 4,    JULY 2,
                                                         1999       2000
                                                       --------- ---------
                                                           (THOUSANDS)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 45,910  $ 40,708
    Income taxes.....................................     15,535    10,265

































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 2, 2000, and the results of operations and cash flows for the periods ended July 4, 1999 and July 2, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").


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

     Summary operating results for the Filter Products business for the second quarter and six months of 1999 are as follows:

                                         Second           Six
                                         Quarter         Months
                                          1999            1999
                                       -----------    -----------
                                               (Thousands)
Sales...............................    $  9,760        $ 20,282
Income before income taxes..........       1,325           2,157
Income taxes........................        (465)           (757)
Net income..........................         860           1,400

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2.  GAIN ON CONTRACT SETTLEMENT

         In the first quarter of 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products business.

NOTE 3.  COMPREHENSIVE INCOME

                                              Second Quarter Ended   Six Months Ended
                                              --------------------   ----------------
                                                July 4,   July 2,    July 4,  July 2,
                                                 1999      2000       1999     2000
                                               -------   --------   -------   -------
                                                             (Thousands)

Net income...................................  $ 17,079   $ 9,859  $ 29,101  $ 17,531
                                               --------   -------  --------  --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains on
    available-for-sale securities:
  Unrealized holding gains arising
    during the period, net of income tax
    (provision) benefit of $(6,278), $3,055,
    $(4,915) and $(17,364) (1)................   14,768    (4,342)   12,509    35,896
  Less: reclassification adjustment for
    gains (losses) included in net income,
    net of income tax benefit of $1,362,
    $333, $1,242 and $1,769 ..................   (5,527)     (715)   (5,249)   (3,715)
                                               --------   -------  --------  --------
  Total.......................................   20,295    (3,627)   17,758    39,611
  Foreign currency translation adjustment.....   (3,682)     (427)  (14,747)   (6,709)
                                               --------   -------  --------  --------
Total other comprehensive income (loss).......   16,613    (4,054)    3,011    32,902
                                               --------   -------  --------  --------
Comprehensive income ......................... $ 33,692   $ 5,805  $ 32,112  $ 50,433
                                               ========   =======  ========  ========


(1) Included in "Investments in available-for-sale securities" at December 31, 1999 and July 2, 2000, respectively, is a $149.5 and $178.8 million investment (based on market value) in Life Technologies Inc., representing approximately 14% of the outstanding common stock of Life Technologies Inc. Included in "Investments in available-for-sale securities" at December 31, 1999 and July 2, 2000, respectively, is a $91.4 and $110.4 million investment (based on market value) in Dexter Corporation ("Dexter"), representing approximately 10% of the outstanding common stock of Dexter.

     Changes  in the  components  of  "Accumulated  other  comprehensive  income
(loss)" for the six months ended July 2, 2000 are as follows:

                               Unrealized   Cumulative
                               Gains on     Foreign      Accumulated
                               Available-   Currency     Other
                               for-sale     Translation  Comprehensive
                               Securities   Adjustment   Income (Loss)
                               ----------   -----------  -------------
                                           (Thousands)
Balance, December 31, 1999..   $  1,844     $(13,893)    $(12,049)
Change for the period.......     39,611       (6,709)      32,902
                               --------     --------     --------
Balance, July 2, 2000.......   $ 41,455     $(20,602)    $ 20,853
                               ========     ========     ========

NOTE 4.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   --------------------
                                                July 4,     July 2,      July 4,    July 2,
                                                 1999        2000         1999       2000
                                               ---------   ---------   ---------  ---------
                                                               (Thousands)
Net sales:
  Personal Care.............................   $  47,387   $  46,861   $  99,659  $  95,467
  Pharmaceutical, Food and Beverage.........      41,712      59,129      84,549    118,973
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      78,809      76,091     162,184    147,021
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals...............     167,908     182,081     346,392    361,461
  Mineral Products (1)......................      25,275      18,176      48,439     36,737
                                               ---------   ---------   ---------  ---------
Net sales...................................   $ 193,183   $ 200,257   $ 394,831  $ 398,198
                                               =========   =========   =========  =========

Operating income(2):
  Personal Care(3)..........................   $  12,197   $   6,195   $  31,479  $  14,508
  Pharmaceutical, Food and Beverage.........      12,247      12,079      22,956     24,855
  Performance Chemicals, Fine Chemicals and
    Industrial..............................       9,417       8,853      21,831     10,755
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals...............      33,861      27,127      76,266     50,118
  Mineral Products..........................       5,764       2,674       9,977      5,303
                                               ---------   ---------   ---------  ---------
  Total segment operating income............      39,625      29,801      86,243     55,421
  Unallocated corporate office..............      (1,156)        (45)       (971)       (68)
                                               ---------   ---------   ---------  ---------
Total operating income......................      38,469      29,756      85,272     55,353
Interest expense and other, net.............     (13,473)    (14,559)    (42,589)   (28,368)
                                               ---------   ---------   ---------  ---------
Income from continuing operations before
 income taxes...............................   $  24,996   $  15,197   $  42,683  $  26,985
                                               =========   =========   =========  =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $16.5 and $15.5 million for the second quarter of 1999 and 2000, respectively, and $32.7 and $31.8 million for the first six months of 1999 and 2000, respectively.

(2) Operating income for the second quarter and first six months of 1999 for the three Specialty Chemicals business segments have been reclassified to conform to the 2000 presentation, based on a reallocation of certain manufacturing costs.

(3) Personal Care operating income for the first six months of 1999 includes a pre-tax gain of $8,5 million from the sale of the pearlescent pigments product line.




NOTE 5.  INVENTORIES

     Inventories comprise the following:
                                       December 31,     July 2,
                                           1999          2000
                                       ------------   ----------
                                              (Thousands)
     Finished goods................     $107,583      $  80,030
     Work-in-process...............       18,457         35,098
     Raw materials and supplies....       25,735         33,387
                                        --------      ---------
     Inventories...................     $151,775      $ 148,515
                                        ========      =========

     At December 31, 1999 and July 2, 2000, $47.7 and $42.3 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $2.7 million higher at December 31, 1999 and $0.4 million lower at July 2, 2000.


NOTE 6.  LONG-TERM DEBT

     On April 11, 2000, the Company repaid $10.0 million of the $38.1 million mortgage on its headquarters property. The Company received a nine-month extension, to January 11, 2001, on the remaining $28.1 million of the mortgage obligation.



NOTE 7.  RESTRUCTURING RESERVES

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, principally for decommissioning, demolition and remediation, and severance costs. During 1999 and the first six months of 2000, $5.4 million of costs were charged against this reserve. In addition, in 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw materials contract terminations, which were no longer required. The reserve balance as of July 2, 2000 was $0.2 million, representing remaining demolition costs. This program will be completed in the third quarter of 2000.

     In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre- tax provision for severance of $2.3 million. This program was completed in the second quarter of 2000.


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

     SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000, but may be adopted earlier. The Company has not yet determined the effect of adoption of SFAS No. 133. Adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.


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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTER 2000 COMPARED WITH
                        SECOND QUARTER 1999

     The Company recorded second quarter 2000 income from continuing operations of $9.9 million ($.14 diluted earnings per share) compared with $16.2 million ($.24 diluted earnings per share) in the second quarter of 1999. The lower results were attributable to lower operating income and higher interest expense.

     Net sales for the second quarter of 2000 were $200.3 million compared with $193.2 million for the same period in 1999. The increase in sales resulted primarily from $16.7 million of sales from the Kelco Alginates business that was acquired in October 1999, and, to a lesser extent, higher sales of butanediol and solvents due to higher volumes. Partially offsetting these sales increases were lower sales for the Mineral Products business segment and the Fine Chemicals business as a result of customer contracts that expired in each of the businesses at the end of 1999, lower sales volumes in the Performance Chemicals business, lower pricing in butanediol and solvents, and the adverse effect of the stronger U.S. dollar ($5.6 million), particularly in Europe. The lower sales reflected sales declines in the U.S., partially offset by 14%, 9% and 12% sales increases in Europe, and the Asia-Pacific and Latin America regions, respectively.

     Operating income for the second quarter of 2000 was $29.8 million compared with $38.5 million for the second quarter of 1999. The unfavorable operating results for the second quarter of 2000 were attributable primarily to lower results in the Personal Care business segment due to higher manufacturing costs and an unfavorable product mix, the impact of the lower sales volumes for Mineral Products and Fine Chemicals due to the expired customer contracts previously mentioned, continued lower pricing in butanediol and solvents, and the adverse effect of the stronger U.S. dollar ($2.5 million), partially offset by improved results for the Industrial business due to the higher sales of butanediol and solvents and by the contribution to operating income by the alginates business. Selling, general and administrative expenses increased slightly in the second quarter of 2000, as a reduction in administrative expenses that resulted from the Company's third quarter 1999 reduction in corporate staff and other expense reduction efforts was offset by higher research and development spending and higher selling and distribution expenses.

     Interest expense for the second quarter of 2000 was $21.2 million versus $19.5 million for the same period last year. The increase was due to higher average interest rates, partially offset by lower average borrowings. Other income, net, for the second quarter was $6.6 million compared with $6.0 million in last year's second quarter, with the increase primarily the result of lower other nonoperating expenses.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.


Personal Care

         Sales in the second quarter of 2000 were $46.9 million compared with $47.4 million for the same period last year. The lower sales resulted primarily from the unfavorable impact of the stronger U.S. dollar ($1.3 million), mainly in Europe, partially offset by improved sales volumes in both skin care and hair care products.

         Operating income for the second quarter of 2000 was $6.2 million compared with $12.2 million in last year's quarter, with the lower results reflecting higher manufacturing costs and an unfavorable product mix, together with the adverse impact of the stronger U.S. dollar in Europe.


Pharmaceutical, Food and Beverage ("PFB")

         Sales for the PFB segment were $59.1 million for the second quarter of 2000, a 42% increase compared with $41.7 million for the second quarter of 1999, while operating income decreased to $12.1 million from $12.2 million last year. The increase in sales was attributable to the alginates business, acquired in October 1999, which recorded sales of $16.7 million in the second quarter of 2000. Sales for the remainder of the PFB segment increased by $0.7 million as a result of 7% favorable volumes, mainly in the Beverage business and the oral care market, partially offset by the unfavorable impact of the stronger U.S. dollar ($1.4 million), mainly in Europe.

         Operating income for the Pharmaceutical and Beverage businesses decreased 20% in the second quarter of 2000 compared with the same period in 1999. The principal factors for the decline were the adverse effect of the stronger U.S. dollar in Europe and a lower gross margin due to higher manufacturing costs. The unfavorable results for the Pharmaceutical and Beverage businesses were offset by the contribution to operating income by the alginates business.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the second quarter of 2000 were $76.1 million compared with $78.8 million in the second quarter of 1999. The lower sales were primarily attributable to a 24% sales decrease for the Fine Chemicals business, which was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Higher sales volumes of other Fine Chemicals products, mainly related to incremental new business, partially offset the impact of this contract expiration. Sales for the Performance
Chemicals business decreased by 13%, primarily due to lower sales volumes of agricultural and polymer products in Europe, North America and Latin America and, to a lesser extent, unfavorable foreign exchange, mainly in Europe. Mostly offsetting these sales declines were 14% higher sales for the Industrial business, reflecting increased volumes for butanediol and solvents, including $2.4 million in sales from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, partially offset by continued unfavorable pricing for butanediol and solvents.

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $8.9 million for the second quarter of 2000 versus $9.4 million for the same period last year. The principal factors for this decline were the adverse impact from the expiration of the Fine Chemicals custom manufacturing agreement and 35% lower Performance Chemicals results due to the lower sales volumes, partially offset by higher profits from the Industrial business due to the increased sales volumes of butanediol and solvents.


Mineral Products

         Sales for the Mineral Products segment for the second quarter of 2000 were $18.2 million compared with $25.3 million for the second quarter of 1999. The lower sales were attributable to substantially lower trade sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999. Sales to Building Materials Corporation of America ("BMCA"), an affiliate, decreased 6% in the second quarter of 2000 compared with the same period last year due to lower volumes. Operating income for the second quarter of 2000 was $2.7 million compared with $5.8 million for the second quarter of 1999, reflecting the impact of the trade contract expirations and the lower sales volumes to BMCA.


RESULTS OF OPERATIONS - FIRST SIX MONTHS 2000 COMPARED WITH
                        FIRST SIX MONTHS 1999


     For the first six months of 2000, the Company recorded income from continuing operations of $17.5 million ($.25 diluted earnings per share) compared with $27.7 million ($.40 diluted earnings per share) for the same period in 1999. The results for the first six months of 2000 include a pre-tax gain of $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Mineral Products business segment, while the results for the first six months of 1999 included an $8.5 million pre-tax gain from the sale of the Company's pearlescent pigments business. Excluding the effect of such non-recurring items in each period, income from continuing operations for the first six months of 2000 was $15.3 million ($.22 diluted earnings per share) compared with $22.2 million ($.32 diluted earnings per share) for the first six months of 1999. On a comparable basis, the lower results were attributable to lower operating income, partially offset by higher investment income.

     Net sales for the first six months of 2000 were $398.2 million compared with $394.8 million for the same period in 1999. The increase in sales resulted primarily from $34.9 million of sales from the Kelco Alginates business that was acquired in October 1999 and, to a lesser extent, higher sales of butanediol and solvents due to higher volumes. Offsetting these sales increases were lower sales for the Mineral Products business segment and the Fine Chemicals business as a result of customer contracts that expired in each of the businesses at the end of 1999, lower sales volumes in the Performance Chemicals business, lower pricing in butanediol and solvents and in the Personal Care business segment, and the adverse effect of the stronger U.S. dollar ($10.8 million), particularly in Europe. The lower sales reflected sales declines in the U.S., partially offset by 4%, 11% and 15% sales increases in Europe and the Asia-Pacific and Latin America regions, respectively.

     Operating income for the first six months of 2000 was $55.4 million compared with $76.7 million (excluding the $8.5 million gain on the sale of the pearlescent pigments business) for the first six months of 1999. The lower operating results for the first six months of 2000 were attributable primarily to lower results in the Personal Care business segment due to higher manufacturing costs and an unfavorable product mix, lower sales volumes in Mineral Products, Fine Chemicals and Performance Chemicals, continued lower pricing in butanediol and solvents, and the adverse effect of the stronger U.S. dollar ($5.6 million), partially offset by the contribution to operating income by the alginates business. Selling, general and administrative expenses decreased by $0.7 million in the first six months of 2000, as a reduction in administrative expenses that resulted from the Company's third quarter 1999 reduction in corporate staff and other expense reduction efforts were offset by higher research and development spending and higher selling and distribution expenses.

     Interest expense for the first six months of 2000 was $40.9 million compared with $39.8 million for the same period last year. The increase was due to higher average interest rates, partially offset by lower average borrowings. Other income, net, for the first six months of 2000 was $9.1 million versus other expense, net, of $2.8 million for the first six months of 1999, with the improvement primarily the result of higher investment income.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

     Sales for the first six months of 2000 were $95.5 million compared with $99.7 million for the same period last year. The lower sales resulted primarily from the unfavorable impact of the stronger U.S dollar ($2.3 million), mainly in Europe, and the continued lower average pricing in both skin care and hair care products, and also reflected the absence of sales from the pearlescent pigments business, which recorded $1.3 million of sales in the first quarter of 1999 prior to its sale.

     Operating income for the first six months of 2000 was $14.5 million compared with $31.5 million in last year's six-month period, which included the $8.5 million pre-tax gain from the sale of the pearlescent pigments business. Excluding the effect of that gain, operating income decreased by $8.4 million, with the unfavorable results reflecting higher manufacturing costs and an unfavorable product mix, the lower average pricing and the adverse impact of the stronger U.S. dollar in Europe.

Pharmaceutical, Food and Beverage ("PFB")

     Sales for the PFB segment were $119.0 million for the first six months of 2000, a 41% increase compared with $84.5 million for the first six months of 1999, while operating income increased to $24.9 million versus $23.0 million last year. The increase in sales and operating income were both attributable to the alginates business, acquired in October 1999, which recorded sales of $34.9 million in the first six months of 2000. Sales for the remainder of the PFB segment decreased by $0.5 million as a result of unfavorable foreign exchange ($2.7 million), mainly in Europe, partially offset by increased volumes in the excipients and oral care markets and the Beverage business in the Asia-Pacific and Latin America regions.

     Operating income for the Pharmaceutical and Beverage businesses decreased 14% in the first six months of 2000 compared with the same period in 1999. The principal factors for the decline were the adverse effect of the stronger U.S. dollar in Europe, a lower gross margin due to higher manufacturing costs, and higher operating expenses.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first six months of 2000 were $147.0 million compared with $162.2 million in the same period in 1999. The lower sales were primarily attributable to a 28% sales decrease for the Fine Chemicals business, which was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Higher sales volumes of other Fine Chemicals products partially offset the impact of this contract expiration. Sales for the Performance Chemicals business decreased by 15%, primarily due to lower sales volumes of agricultural products in all regions and polymer products in Europe, and unfavorable exchange ($1.3 million), mainly in Europe. Sales for the Industrial business increased by 2%, reflecting increased sales volumes for butanediol and solvents, including $4.9 million in sales from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, partially offset by continued unfavorable pricing for butanediol and solvents.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $10.8 million for the first six months of 2000 versus $21.8 million for the same period last year. The principal factors for this decline were the adverse impact from the expiration of the Fine Chemicals custom manufacturing agreement, the unfavorable pricing in the Industrial business, and 41% lower Performance Chemicals results due to the lower sales volumes, partially offset by the impact of the higher volumes for the Industrial business.

Mineral Products

     Sales for the Mineral Products segment were $36.7 million for the first six months of 2000 compared with $48.4 million for the same period last year. The decline in sales was attributable to substantially lower trade sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999. Sales to BMCA decreased 3% due to lower volumes. Operating income for the first six months of 2000 decreased 47% to $5.3 million compared with $10.0 million for the same period last year, mainly reflecting the impact of the trade contract expirations.


LIQUIDITY AND FINANCIAL CONDITION

         During the first six months of 2000, the Company's net cash outflow before financing activities was $11.9 million, including $18.1 million of cash generated from operations, the reinvestment of $27.1 million for capital programs, a $4.9 million cash arbitration award which resulted in an adjustment of the purchase price of the acquisition of the Kelco Alginates business, and the use of $7.8 million of cash for net purchases of available-for-sale securities.

         Cash invested in additional working capital totaled $27.4 million during the first six months of 2000, mainly reflecting an $18.5 million net decrease in payables and accrued liabilities and a $5.1 million increase in receivables. The net cash generated from operating activities also included a $15.7 million cash inflow from net sales of trading securities and a $6.6 million loan against Company-owned insurance policies.

         Net cash provided by financing activities during the first six months of 2000 totaled $1.7 million, reflecting a $26.1 million increase in short-term borrowings, offset by $10.4 million in repayments of long-term debt, a $6.2 million decrease in borrowings under the Company's bank revolving credit facility, and a $5.6 million repayment related to the Company's sale of domestic trade accounts receivable. In addition, financing activities included a $2.7 million cash outlay for repurchases of common stock pursuant to the Company's repurchase program.

         As a result of the foregoing factors, cash and cash equivalents decreased by $10.2 million during the first six months of 2000 to $13.1 million, excluding $468.9 million of trading and available-for-sale securities and other short-term investments.

         The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, principally for decommissioning, demolition and remediation, and severance costs. During 1999 and the first six months of 2000, $5.4 million of costs were charged against this reserve. In addition, in 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw materials contract terminations, which were no longer required. The reserve balance as of July 2, 2000 was $0.2 million, representing remaining demolition costs. This program will be completed in the third quarter of 2000.

         In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre-tax provision for severance of $2.3 million. This program was completed in the second quarter of 2000.

         On June 26, 2000, the Company commenced a tender offer for all of the outstanding shares of Dexter Corporation ("Dexter") at a price of $45 per share in cash. On July 11, 2000, the Company terminated its tender offer in light of Dexter's agreement with Invitrogen Corp. ("Invitrogen"), in which Invitrogen would acquire all of Dexter's outstanding shares and all of the outstanding shares of Life Technologies Inc. (Dexter's 75%-owned subsidiary) not owned by Dexter, in each case for cash and stock.

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

                                     PART II


                                OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 15, 2000, each nominated director was reelected, with at least 62,933,634 votes in favor of and not more than 1,772,400 votes withheld from, each nominee; the adoption of the Company's 2000 Long-Term Incentive Plan was approved, with 53,309,826 votes in favor, 3,671,369 votes against and 59,836 abstentions; and the proposed amendment to the Company's 1991 Incentive Plan for Key Employees and Directors was approved, with 56,615,777 votes in favor, 5,390,500 votes against and 34,754 abstentions.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   - Financial  Data  Schedule  for  the  six months  ended July 2, 2000, which is submitted electronically to the Securities and Exchange Commission for information only.


(b) No Reports on Form 8-K were filed during the quarter ended July 2, 2000.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  August 15, 2000           BY:   /s/Randall R. Lay
       ---------------                 -----------------

                                       Randall R. Lay
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)