Form 10-Q
period 2000-10-01
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2000-11-15
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     As of November 10, 2000, 66,271,764 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                       ---------------------  --------------------
                                       OCTOBER 3,  OCTOBER 1, OCTOBER 3, OCTOBER 1,
                                          1999        2000       1999       2000
                                       ----------  ---------  --------- ----------
Net sales............................  $ 188,172   $ 195,886  $ 583,003  $ 594,084
Cost of products sold................   (106,855)   (129,680)  (337,664)  (386,080)
Selling, general and administrative..    (37,317)    (38,268)  (116,322)  (116,618)
Gain on sale of assets ..............        -           -        8,541        -
Provision for restructuring and staff
   reduction ........................     (1,473)        -       (1,473)       -
Goodwill amortization................     (4,010)     (4,049)   (12,296)   (12,144)
                                       ---------   ---------  ---------   --------
Operating income.....................     38,517      23,889    123,789     79,242
Interest expense.....................    (19,070)    (21,810)   (58,830)   (62,725)
Gain on contract settlement .........        -           -          -        3,450
Other income, net ...................      4,057      39,451      1,228     48,548
                                        --------   ---------  ---------   --------
Income from continuing operations
  before income taxes................     23,504      41,530     66,187     68,515
Income taxes.........................     (8,249)    (14,566)   (23,231)   (24,020)
                                       ---------   ---------  ---------   --------
Income from continuing operations....     15,255      26,964     42,956     44,495
                                       ---------   ---------  ---------   --------
Discontinued operation (Note 2):
   Income from discontinued operation,
      net of income tax .............        369         -        1,769        -
   Gain on sale of discontinued
      operation,net of income taxes
      of $13,246 ....................     24,491         -       24,491        -
                                       ---------   ---------  ---------   --------
Income from discontinued operation ..     24,860         -       26,260        -
                                       ---------   ---------  ---------   --------
Net income...........................  $  40,115   $  26,964  $  69,216   $ 44,495
                                       =========   =========  =========   ========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

          CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)- (CONTINUED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                      ---------------------  --------------------
                                      OCTOBER 3,  OCTOBER 1, OCTOBER 3, OCTOBER 1,
                                         1999        2000       1999       2000
                                      ----------  ---------  --------- ----------
Earnings per common share:
  Basic:
    Continuing operations............  $     .23   $    .40   $     .63   $   .65
    Discontinued operation...........        .36          -         .38         -
                                       ---------   --------   ---------   -------
    Net income.......................  $     .59   $    .40     $  1.01   $   .65
                                       =========   ========   =========   =======
  Diluted:
    Continuing operations............  $     .23   $    .40     $   .63   $   .65
    Discontinued operation...........        .36          -         .38         -
                                       ---------   --------   ---------   -------
    Net income.......................  $     .59   $    .40   $    1.01   $   .65
                                       =========   ========   =========   =======
 Weighted average number of common
   and common equivalent shares
   outstanding:

  Basic..............................     68,341      67,951     68,470     68,518
                                       =========   =========   ========   ========
  Diluted............................     68,522      67,951     68,644     68,518
                                       =========   =========   ========   ========



















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS
                                                                    OCTOBER 1,
                                                  DECEMBER 31,         2000
                                                      1999         (UNAUDITED)
                                                  ------------     -----------
                                                           (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents ..................... $   23,309       $  15,419
  Investments in trading securities..............     10,395           7,092
  Investments in available-for-sale securities...    344,905         493,901
  Other short-term investments...................     41,900          52,049
  Accounts receivable, trade, net................     82,201          94,415
  Accounts receivable, other.....................     23,410          23,742
  Receivable from related parties, net...........     16,901          18,238
  Inventories....................................    151,775         148,757
  Other current assets...........................     20,569          22,448
                                                  ----------      ----------
     Total Current Assets........................    715,365         876,061
Property, plant and equipment, net...............    570,218         568,581
Goodwill, net....................................    510,578         498,434
Other assets.....................................     39,147          33,556
                                                  ----------      ----------
Total Assets..................................... $1,835,308      $1,976,632
                                                  ==========      ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $   82,531      $   88,297
  Current maturities of long-term debt...........     38,543         325,213
  Accounts payable...............................     63,852          63,965
  Accrued liabilities............................     86,350          84,669
  Income taxes...................................      6,006          12,204
                                                  ----------      ----------
    Total Current Liabilities....................    277,282         574,348
                                                  ----------      ----------
Long-term debt less current maturities...........    820,141         524,908
                                                  ----------      ----------
Deferred income taxes............................     89,796         135,771
                                                  ----------      ----------
Other liabilities................................     60,828          59,945
                                                  ----------      ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................       -               -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695             695
  Additional paid-in capital.....................    486,137         485,946
  Treasury stock, at cost - 754,199 and
    2,096,692 shares, respectively.................   (7,344)        (14,428)
  Retained earnings..............................    119,822         164,317
  Accumulated other comprehensive income(loss)...    (12,049)         45,130
                                                  ----------      ----------
    Total Stockholders' Equity...................    587,261         681,660
                                                  ----------      ----------
Total Liabilities and Stockholders' Equity....... $1,835,308      $l,976,632
                                                  ==========      ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                          --------------------
                                                          OCTOBER 3, OCTOBER 1,
                                                             1999      2000
                                                          ---------  ---------
                                                               (THOUSANDS)

Cash and cash equivalents, beginning of period...........  $ 23,130  $ 23,309
                                                           --------  --------
Cash provided by operating activities:
  Net income.............................................    69,216    44,495
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Income from discontinued operation.................   (26,260)      -
      Gain on sale of assets.............................    (8,541)      -
      Depreciation.......................................    35,983    38,039
      Goodwill amortization..............................    12,296    12,144
      Deferred income taxes..............................     1,672    10,118
      Unrealized gains on trading securities and other
        short-term investments...........................    (7,580)  (20,191)
  Increase in working capital items......................    (6,443)   (2,819)
  Purchases of trading securities  ......................  (157,071)  (41,740)
  Proceeds from sales of trading securities .............   179,096    87,839
  Increase in net receivable from related parties........   (10,949)   (1,337)
  Change in cumulative translation adjustment............   (12,267)  (12,790)
  Other, net.............................................     4,008    12,901
                                                           --------  --------
    Net cash provided by continuing operations...........    73,160   126,659
    Net cash provided by discontinued operation..........     4,336      -
                                                           --------  --------
Net cash provided by operating activities................    77,496   126,659
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisition ..................   (46,289)  (39,380)
  Proceeds from sale of assets...........................    11,533       -
  Proceeds from sale of discontinued operation ..........    62,000       -
  Purchases of available-for-sale securities ............  (342,453) (296,448)
  Purchases of held-to-maturity securities ..............    (3,459)      -
  Purchases of other short-term investments .............    (5,600)      -
  Proceeds from sales of available-for-sale securities...   300,252   217,388
  Proceeds from held-to-maturity securities..............    15,746       -
  Proceeds from sales of other short-term investments....    14,717       -
                                                           --------  --------
Net cash provided by (used in) investing activities......     6,447  (118,440)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Proceeds (repayments)from sale of accounts receivable..       -      (5,128)
  Increase (decrease)in short-term debt..................      (111)    5,766
  Increase (decrease) in borrowings under revolving
    credit facility......................................   127,400     1,800
  Repayments of long-term debt...........................  (200,285)  (10,461)
  Repurchases of common stock............................    (4,987)   (8,616)
  Other, net.............................................     1,188       530
                                                           --------  --------
Net cash used in financing activities....................   (76,795)  (16,109)
                                                           --------  --------
Net change in cash and cash equivalents..................     7,148    (7,890)
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 30,278  $ 15,419
                                                           ========  ========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-- (CONTINUED)


                                                       NINE MONTHS ENDED
                                                      --------------------
                                                      OCTOBER 3, OCTOBER 1,
                                                         1999       2000
                                                      ---------- ---------
                                                           (THOUSANDS)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 62,586  $ 59,799
    Income taxes.....................................     21,688    10,212

































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at October 1, 2000, and the results of operations and cash flows for the periods ended October 3, 1999 and October 1, 2000. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "Form 10-K").

NOTE 1.  INVESTMENTS IN DEXTER CORPORATION AND LIFE TECHNOLOGIES, INC.

     Included in "Investments in available-for-sale securities" at December 31, 1999 were investments (based on market value) of $91.4 million and $149.5 million, respectively, in Dexter Corporation ("Dexter") and Life Technologies, Inc.("Life Technologies"), a 75%-owned subsidiary of Dexter. Dexter and Life Technologies were acquired by Invitrogen Corporation ("Invitrogen") in a merger completed in September 2000. The Company sold its shares of Dexter common stock prior to the merger and also has sold all of the Invitrogen common stock it received in the merger for its Life Technologies shares. The total gain related to these investments was approximately $150 million prior to expenses, of which $36.8 million, after expenses, was recognized in the third quarter of 2000 and is included in "Other income, net," and $16.4 million was recognized in prior periods. The remaining portion of this gain, after expenses, not previously recognized by the Company in prior periods will be recognized in the fourth quarter of 2000.


NOTE 2.  DISCONTINUED OPERATION

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

     Summary operating results for the Filter Products business for the third quarter and nine months of 1999 are as follows:

                                          Third           Nine
                                         Quarter         Months
                                          1999            1999
                                       -----------    -----------
                                               (Thousands)
Sales...............................    $  8,447        $ 28,729
Income before income taxes..........         569           2,726
Income taxes........................        (200)           (957)
Net income..........................         369           1,769

NOTE 3.  GAIN ON CONTRACT SETTLEMENT

         In the first quarter of 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products business.

NOTE 4.  COMPREHENSIVE INCOME

                                              Third Quarter Ended   Nine Months Ended
                                              --------------------  -----------------
                                                Oct. 3,   Oct. 1,    Oct. 3,  Oct. 1,
                                                 1999      2000       1999     2000
                                               -------   --------   -------   -------
                                                             (Thousands)
Net income...................................  $ 40,115  $ 26,964  $ 69,216  $ 44,495
                                               --------   -------  --------  --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains on
    available-for-sale securities:
  Unrealized holding gains arising
    during the period, net of income tax
    (provision) benefit of $ 207, $ (26,933),
    $(4,708) and $(44,297) ...................    (984)    54,748    11,525    90,644
  Less: reclassification adjustment for
    gains (losses) included in net income,
    net of income tax (provision) benefit of
    $(2,583), $(13,228), $1,341 and $(2,583)..    4,395    24,390      (854)   20,675
                                               --------   -------  --------  --------
  Total.......................................   (5,379)   30,358    12,379    69,969
  Foreign currency translation adjustment.....    2,480    (6,081)  (12,267)  (12,790)
                                               --------   -------  --------  --------
Total other comprehensive income (loss).......   (2,899)   24,277       112    57,179
                                               --------   -------  --------  --------
Comprehensive income ......................... $ 37,216   $51,241  $ 69,328 $ 101,674
                                               ========   =======  ======== =========

      Changes in the  components  of  "Accumulated  other  comprehensive  income
(loss)" for the nine months ended October 1, 2000 are as follows:

                               Unrealized   Cumulative
                               Gains on     Foreign      Accumulated
                               Available-   Currency     Other
                               for-sale     Translation  Comprehensive
                               Securities   Adjustment   Income (Loss)
                               ----------   -----------  -------------
                                           (Thousands)
Balance, December 31, 1999..   $  1,844     $(13,893)    $(12,049)
Change for the period.......     69,969      (12,790)      57,179
                               --------     --------     --------
Balance, October 1, 2000....   $ 71,813     $(26,683)    $ 45,130
                               ========     ========     ========

NOTE 5.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended     Nine Months Ended
                                               ---------------------   --------------------
                                                Oct. 3,     Oct. 1,      Oct. 3,    Oct. 1,
                                                 1999        2000         1999       2000
                                               ---------   ---------   ---------  ---------
                                                               (Thousands)
Net sales:
  Personal Care.............................   $  43,707   $   44,532  $ 143,366  $ 139,999
  Pharmaceutical, Food and Beverage.........      41,012       55,616    125,561    174,589
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      80,176       75,530    242,360    222,551
                                               ---------   ----------  ---------  ---------
    Total Specialty Chemicals...............     164,895      175,678    511,287    537,139
  Mineral Products (1)......................      23,277       20,208     71,716     56,945
                                               ---------   ----------  ---------  ---------
Net sales...................................   $ 188,172   $  195,886  $ 583,003  $ 594,084
                                               =========   ==========  =========  =========
Operating income(2):
  Personal Care(3)..........................   $  10,082   $    7,503  $  41,561  $  22,011
  Pharmaceutical, Food and Beverage.........      11,411       12,725     34,367     37,580
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      14,062            3     35,893     10,758
                                               ---------   ----------  ---------  ---------
    Total Specialty Chemicals...............      35,555       20,231    111,821     70,349
  Mineral Products..........................       4,895        3,358     14,872      8,661
                                                --------   ----------  ---------   --------
  Total segment operating income............      40,450       23,589    126,693     79,010
  Unallocated corporate office..............        (460)         300     (1,431)       232
  Provision for restructuring and staff
    reduction  .............................      (1,473)         -       (1,473)       -
                                               ---------   ----------   ---------  --------
Total operating income......................      38,517       23,889    123,789     79,242
Interest expense and other, net.............     (15,013)      17,641    (57,602)   (10,727)
                                               ---------   ----------  ---------  ---------
Income from continuing operations before
 income taxes...............................   $  23,504   $   41,530  $  66,187  $  68,515
                                               =========   ==========  =========  =========


(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.2 and $15.7 million for the third quarter of 1999 and 2000, respectively, and $47.9 and $47.6 million for the first nine months of 1999 and 2000, respectively.

(2) Operating income for the third quarter and first nine months of 1999 for the three Specialty Chemicals business segments have been reclassified to conform to the 2000 presentation, based on a reallocation of certain manufacturing costs.

(3) Personal Care operating income for the first nine months of 1999 includes a pre-tax gain of $8.5 million from the sale of the pearlescent pigments product line.

NOTE 6.  INVENTORIES

     Inventories comprise the following:
                                       December 31,   October 1,
                                           1999          2000
                                       ------------   ----------
                                              (Thousands)
     Finished goods................     $107,583      $  91,908
     Work-in-process...............       18,457         13,739
     Raw materials and supplies....       25,735         43,110
                                        --------      ---------
     Inventories...................     $151,775      $ 148,757
                                        ========      =========

         At December 31, 1999 and October 1, 2000, $47.7 and $38.3 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $2.7 million higher at December 31, 1999 and $1.6 million lower at October 1, 2000.


NOTE 7.  LONG-TERM DEBT

     On April 11, 2000, the Company repaid $10.0 million of the $38.1 million mortgage on its headquarters property. The Company received a nine-month extension, to January 11, 2001, on the remaining $28.1 million of the mortgage obligation.



NOTE 8.  RESTRUCTURING RESERVES

     The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, principally for decommissioning, demolition and remediation, and severance costs. During 1999 and the first six months of 2000, $5.4 million of costs were charged against this reserve. In addition, in 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw materials contract terminations, which were no longer required. This program was completed in the third quarter of 2000.

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


NOTE 9.  NEW ACCOUNTING STANDARD

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. If the Company had adopted SFAS No. 133 as of October 1, 2000, the impact on the Company's Consolidated Financial Statements would not have been significant. Adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.


NOTE 10.  CONTINGENCIES

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

     On September 15, 1997, GAF received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a subsidiary of GAF, GAF Fiberglass Corporation, held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in GAF incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. GAF has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. GAF and certain subsidiaries of GAF have agreed to jointly and severally indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with GAF and several current and former subsidiaries of GAF, should GAF be unable to satisfy such liability. For additional information relating to GAF, reference is made to Note 17 to Consolidated Financial Statements contained in the Form 10-K. GAF has advised the Company that the trends described in the Form 10-K relating to the asbestos litigation against GAF have continued and, as a result, have had a material adverse effect on GAF's financial condition.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER 2000 COMPARED WITH
                        THIRD QUARTER 1999

     The Company recorded third quarter 2000 income from continuing operations of $27.0 million ($.40 diluted earnings per share) compared with $15.3 million ($.23 diluted earnings per share) in the third quarter of 1999. The increase in income from continuing operations was primarily attributable to higher investment income, partially offset by lower operating income and higher interest expense. Including income from discontinued operation of $24.9 million ($.36 diluted earnings per share), which reflected an after-tax gain on the sale of the Company's Filter Products business of $24.5 million, net income for the third quarter of 1999 was $40.1 million ($.59 diluted earnings per share).

     Net sales for the third quarter of 2000 were $195.9 million compared with $188.2 million for the same period in 1999. The increase in sales resulted primarily from $15.1 million of sales from the Alginates business that was acquired in October 1999, and, to a lesser extent, higher sales of butanediol and solvents due to higher volumes. Partially offsetting these sales increases were lower sales for the Fine Chemicals business and the Mineral Products business segment as a result of customer contracts that expired in each of the businesses at the end of 1999, lower pricing in butanediol and solvents, and the adverse effect of the stronger U.S. dollar in Europe ($7.5 million). The higher sales reflected 14%, 24% and 3% sales increases in Europe and the Latin America and Asia-Pacific regions, respectively, partially offset by 3% lower sales in the U.S.

     Operating income for the third quarter of 2000 was $23.9 million compared with $38.5 million for the third quarter of 1999, which reflected a $1.5 million charge related to a staff reduction program and restructuring program (see Note 8 to Consolidated Financial Statements). The unfavorable operating results for the third quarter of 2000 were attributable primarily to higher raw material and energy costs, lower pricing in the Industrial business, the adverse effect of the stronger U.S. dollar ($4.2 million), the impact of the lower sales volumes for Fine Chemicals and Mineral Products due to the expired customer contracts previously mentioned, and an unfavorable product mix in the Personal Care business segment, partially offset by the contribution to operating income by the Alginates business. Selling, general and administrative expenses increased slightly in the third quarter of 2000, as a reduction in administrative expenses that resulted from the Company's third quarter 1999 reduction in corporate staff and other expense reduction efforts were offset by higher selling and distribution expenses and higher research and development spending.

     Interest expense for the third quarter of 2000 was $21.8 million versus $19.1 million for the same period last year. The increase was due primarily to higher average interest rates and, to a lesser extent, higher average borrowings. "Other income, net", for the third quarter was $39.5 million compared with $4.1 million in last year's third quarter, with the increase the result of higher investment income, reflecting a pre-tax gain of $36.8 million, after expenses, from the sale of the Company's investment in Dexter Corporation ("Dexter"). Dexter and Life Technologies, Inc. ("Life Technologies"), a 75%-owned subsidiary of Dexter, were acquired by Invitrogen Corporation ("Invitrogen") in a merger completed in September 2000. The Company sold its shares of Dexter common stock prior to the merger and also has sold all of the Invitrogen common stock it received in the merger for its Life Technologies shares. The total gain related to these investments was approximately $150 million prior to expenses, of which the $36.8 million mentioned above was recognized in the third quarter of 2000 and $16.4 million was recognized in prior periods. The remaining portion of this gain, after expenses, not previously recognized by the Company will be recognized in the fourth quarter of 2000. See also Note 1 to Consolidated Financial Statements.


Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.


Personal Care

         Sales in the third quarter of 2000 were $44.5 million compared with $43.7 million for the same period last year. The higher sales resulted primarily from improved sales volumes in hair care products, partially offset by the unfavorable impact of the stronger U.S. dollar in Europe($1.5 million).

         Operating income for the third quarter of 2000 was $7.5 million compared with $10.1 million in last year's quarter, with the lower results reflecting an unfavorable product mix and higher manufacturing and operating costs, together with the adverse impact of the stronger U.S. dollar in Europe ($1.3 million).


Pharmaceutical, Food and Beverage ("PFB")

         Sales for the PFB segment were $55.6 million for the third quarter of 2000, a 36% increase compared with $41.0 million for the third quarter of 1999, while operating income increased to $12.7 million from $11.4 million last year. The increase in sales was attributable to the Alginates business, acquired in October 1999, which recorded sales of $15.1 million in the third quarter of 2000. Sales for the remainder of the PFB segment decreased by $0.5 million as favorable volumes, mainly in the oral care and antiseptics markets, were offset by the unfavorable impact of the stronger U.S. dollar in Europe($1.6 million).

         Operating income for the Pharmaceutical and Beverage businesses decreased 19% in the third quarter of 2000 compared with the same period in 1999. The principal factors for the decline were the adverse effect of the stronger U.S. dollar in Europe ($1.4 million), unfavorable pricing and higher operating expenses. The unfavorable results for the Pharmaceutical and Beverage businesses were offset by the contribution to operating income by the Alginates business.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the third quarter of 2000 were $75.5 million compared with $80.2 million in the third quarter of 1999. The lower sales were primarily attributable to a 39% sales decrease for the Fine Chemicals business, which was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Higher sales volumes of other Fine Chemicals products partially offset the impact of this contract expiration. Sales for the Performance Chemicals business decreased by 2%, primarily due to unfavorable pricing and the adverse effect of the stronger U.S. dollar in Europe($0.6 million). Mostly offsetting these sales declines were 6% higher sales for the Industrial business, reflecting increased volumes for butanediol and solvents, including $5.9 million in sales from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, partially offset by continued unfavorable pricing for butanediol and solvents, and by the adverse effect of the stronger U.S. dollar in Europe ($3.7 million).

         Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was breakeven for the third quarter of 2000 versus $14.1 million income for the same period last year. The principal factors for this decline were higher raw material and energy costs, significantly lower pricing in the Industrial business, and the adverse impact from the expiration of the Fine Chemicals custom manufacturing agreement.


Mineral Products

         Sales for the Mineral Products segment for the third quarter of 2000 were $20.2 million compared with $23.3 million for the third quarter of 1999. The lower sales were attributable to substantially lower trade sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999. Sales to Building Materials Corporation of America ("BMCA"), an affiliate, increased 3% in the third quarter of 2000 compared with the same period last year due to higher volumes. Operating income for the third quarter of 2000 was $3.4 million compared with $4.9 million for the third quarter of 1999, reflecting the impact of the trade contract expirations and, to a lesser extent, higher energy costs.



RESULTS OF OPERATIONS - FIRST NINE MONTHS 2000 COMPARED WITH
                        FIRST NINE MONTHS 1999


     For the first nine months of 2000, the Company recorded income from continuing operations of $44.5 million ($.65 diluted earnings per share) compared with $43.0 million ($.63 diluted earnings per share) for the same period in 1999. The results for the first nine months of 2000 include a pre-tax gain of $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Mineral Products business segment, while the results for the first nine months of 1999 included an $8.5 million pre-tax gain from the sale of the Company's pearlescent pigments business and a $1.5 million charge related to staff reduction and restructuring programs. Excluding the effect of such non-recurring items in each period, income from continuing operations for the first nine months of 2000 was $42.3 million ($.62 diluted earnings per share) compared with $38.4 million ($.56 diluted earnings per share) for the first nine months of 1999. On a comparable basis, the improved results were attributable to higher investment income, partially offset by lower operating income and higher interest expense. Including income from discontinued operation of $26.3 million ($.38 diluted earnings per share), which reflected an after-tax gain on the sale of the Company's Filter Products business of $24.5 million, net income for the first nine months of 1999 was $69.2 million ($1.01 diluted earnings per share).

     Net sales for the first nine months of 2000 were $594.1 million compared with $583.0 million for the same period in 1999. The increase in sales resulted primarily from $50.0 million of sales from the Alginates business that was acquired in October 1999 and, to a lesser extent, higher sales of butanediol and solvents due to higher volumes. Offsetting these sales increases were lower sales for the Fine Chemicals business and the Mineral Products business segment as a result of customer contracts that expired in each of the businesses at the end of 1999, lower sales volumes in the Performance Chemicals business, lower pricing in butanediol and solvents and in the Personal Care business segment, and the adverse effect of the stronger U.S. dollar in Europe($18.3 million). The higher sales reflected 7%, 9% and 18% sales increases in Europe and the Asia-Pacific and Latin America regions, respectively, partially offset by 4% lower sales in the U.S.

     Operating  income  for the first  nine  months  of 2000 was  $79.2  million compared with $116.7 million (excluding nonrecurring gains and charges previously discussed) for the first nine months of 1999. The lower operating results for the first nine months of 2000 were attributable primarily to lower results in the Personal Care business segment due to an unfavorable product mix and higher manufacturing costs, lower sales volumes in Fine Chemicals, Mineral Products and Performance Chemicals, higher raw material and energy costs, continued lower pricing in butanediol and solvents, and the adverse effect of the stronger U.S. dollar ($10.0 million), partially offset by the contribution to operating income by the Alginates business. Selling, general and administrative expenses increased slightly in the first nine months of 2000, as a reduction in administrative expenses that resulted from the Company's third quarter 1999 reduction in corporate staff and other expense reduction efforts were offset by higher research and development spending and higher selling and distribution expenses.

     Interest expense for the first nine months of 2000 was $62.7 million compared with $58.8 million for the same period last year. The increase was due to higher average interest rates, partially offset by lower average borrowings. Other income, net, for the first nine months of 2000 was $48.5 million compared with $1.2 million for the first nine months of 1999, with the improvement the result of higher investment income, reflecting the pre-tax gain of $36.8 million, after expenses, from the sale of the Company's investment in Dexter.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

     Sales for the first nine months of 2000 were $140.0 million compared with $143.4 million for the same period last year. The lower sales resulted primarily from the unfavorable impact of the stronger U.S. dollar in Europe($3.8 million), and the continued lower average pricing in both skin care and hair care products, and also reflected the absence of sales from the pearlescent pigments business, which recorded $1.3 million of sales in the first quarter of 1999 prior to its sale.

     Operating income for the first nine months of 2000 was $22.0 million compared with $41.6 million in last year's nine-month period, which included the $8.5 million pre-tax gain from the sale of the pearlescent pigments business. Excluding the effect of that gain, operating income decreased by $11.0 million, with the unfavorable results reflecting an unfavorable product mix and higher manufacturing and operating costs, lower average pricing and the adverse impact of the stronger U.S. dollar in Europe($3.0 million).

Pharmaceutical, Food and Beverage ("PFB")

     Sales for the PFB segment were $174.6 million for the first nine months of 2000, a 39% increase compared with $125.6 million for the first nine months of 1999, while operating income increased to $37.6 million versus $34.4 million last year. The increase in sales and operating income were both attributable to the Alginates business, acquired in October 1999, which recorded sales of $50.0 million in the first nine months of 2000. Sales for the remainder of the PFB segment decreased by $1.0 million as a result of the unfavorable impact of the stronger U.S. dollar in Europe ($4.3 million), partially offset by increased volumes in the excipients and oral care markets and the Beverage business.

     Operating income for the Pharmaceutical and Beverage businesses decreased 16% in the first nine months of 2000 compared with the same period in 1999. The principal factors for the decline were the adverse effect of the stronger U.S. dollar in Europe ($3.4 million), a lower gross margin due to higher manufacturing costs, and higher operating expenses.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first nine months of 2000 were $222.6 million compared with $242.4 million in the same period in 1999. The lower sales were primarily attributable to a 32% sales decrease for the Fine Chemicals business, which was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Higher sales volumes of other Fine Chemicals products partially offset the impact of this contract expiration. Sales for the Performance Chemicals business decreased by 10%, primarily due to lower sales volumes of agricultural and polymer products in Europe and North America, and the adverse effect of the stronger U.S. dollar in Europe($1.9 million). Sales for the Industrial business increased by 3%, reflecting increased sales volumes for butanediol and solvents, including $10.7 million in sales from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, partially offset by continued unfavorable pricing for butanediol and solvents.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $10.8 million for the first nine months of 2000 versus $35.9 million for the same period last year. The principal factors for this decline were the adverse impact from the expiration of the Fine Chemicals custom manufacturing agreement, the unfavorable pricing in the Industrial business, higher raw material and energy costs in the Industrial business, and 29% lower Performance Chemicals results due to the lower sales volumes, partially offset by the impact of the higher volumes for the Industrial business.

Mineral Products

     Sales for the Mineral Products segment were $56.9 million for the first nine months of 2000 compared with $71.7 million for the same period last year. The decline in sales was attributable to substantially lower trade sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999. Operating income for the first nine months of 2000 decreased 42% to $8.7 million compared with $14.9 million for the same period last year, mainly reflecting the impact of the trade contract expirations and, to a lesser extent, higher energy costs.


LIQUIDITY AND FINANCIAL CONDITION

         During the first nine months of 2000, the Company's net cash flow before financing activities was $8.2 million, including $126.7 million of cash generated from operations, the reinvestment of $44.2 million for capital programs, a $4.9 million cash arbitration award which resulted in an adjustment of the purchase price of the acquisition of the Kelco Alginates business, and the use of $79.1 million of cash for net purchases of available-for-sale securities.

         Cash invested in additional working capital totaled $2.8 million during the first nine months of 2000, mainly reflecting a $7.4 million increase in receivables and a $1.8 million increase in inventories, partially offset by a $4.0 million net increase in payables and accrued liabilities. The net cash generated from operating activities also included a $46.1 million cash inflow from net sales of trading securities and a $6.6 million loan against Company-owned insurance policies.

         Net cash used in financing activities during the first nine months of 2000 totaled $16.1 million, mainly reflecting $10.5 million in repayments of long-term debt and a $5.1 million repayment related to the Company's sale of domestic trade accounts receivable, partially offset by a $5.8 million increase in short-term borrowings and a $1.8 million increase in borrowings under the Company's bank revolving credit facility. In addition, financing activities included an $8.6 million cash outlay for repurchases of common stock pursuant to the Company's repurchase program.

         As a result of the foregoing factors, cash and cash equivalents decreased by $7.9 million during the first nine months of 2000 to $15.4 million, excluding $553.0 million of trading and available-for-sale securities and other short-term investments.

         The Company recorded $73.0 million in 1998 for provisions for restructuring and impairment loss, primarily related to its decision to shut down its butanediol production unit at its Calvert City, Kentucky manufacturing facility and a writedown to fair value of certain butanediol assets at its Texas City and Seadrift, Texas manufacturing facilities. The total charge included an accrual of $7.5 million for cash costs to be incurred, principally for decommissioning, demolition and remediation, and severance costs. During 1999 and the first six months of 2000, $5.4 million of costs were charged against this reserve. In addition, in 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw materials contract terminations, which were no longer required. This program was completed in the third quarter of 2000.

     See Note 9 to Consolidated Financial Statements for information regarding contingencies.



                                   * * *

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe the Company's objectives, plans or goals also are forward-looking statements. The Company's operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Important factors that could cause such differences are discussed in the Company's filings with the U.S. Securities and Exchange Commission. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.



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

                                   PART II


                              OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   - Financial Data Schedule for the nine months ended October 1,
            2000, which is submitted electronically to the Securities and Exchange Commission for information only.


(b)  No Reports on Form 8-K were filed during the quarter ended October 1, 2000.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  November 14, 2000         BY:   /s/Randall R. Lay
       -----------------               -----------------

                                       Randall R. Lay
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)