Form 10-K
period 2000-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2001-03-30
CIK 1026738

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO
                        COMMISSION FILE NUMBER 000-29764

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             51-0376469
               (State of Incorporation)          (I.R.S. Employer Identification
                                                               No.)
                  300 DELAWARE AVENUE
                       SUITE 303
                 WILMINGTON, DELAWARE                         19801
            (Address of Principal Executive                 (Zip Code)
                       Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (302) 427-5715

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------            -----------------------------------------
Common Stock, par value $.01 per share      New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of International Specialty Products Inc., in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 23, 2001, 66,281,174 shares of common stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 was $106,508,788. The aggregate market value was computed by reference to the closing price on the New York Stock Exchange of common stock of the registrant on such date ($8.64). For purposes of the computation, voting stock held by executive officers and directors of the registrant has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such executive officers and directors are affiliates of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

          The Proxy Statement for the 2001 Annual Meeting of Stockholders of International Specialty Products Inc. to be filed within 120 days after the registrant's fiscal year-end (the "Proxy Statement") is incorporated by reference in Part III, Items 10, 11, 12 and 13.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     International Specialty Products Inc. (formerly, ISP Holdings Inc.) ("ISP") is a leading multinational manufacturer of specialty chemicals and mineral products.

     We operate our business exclusively through our direct and indirect subsidiaries, including ISP Opco Holdings Inc., ISP Chemicals Inc., ISP Technologies Inc., ISP Van Dyk Inc., ISP Fine Chemicals Inc., ISP Freetown Fine Chemicals Inc. and ISP Alginates Inc. We were incorporated in Delaware in 1996.

     On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged with and into our company (then known as ISP Holdings Inc. ("ISP Holdings")). In connection with the merger, each share of common stock of Old ISP (other than those held by ISP Holdings) was automatically converted into one share of common stock of the surviving corporation, substantially all of the assets and liabilities of Old ISP were transferred to our subsidiary, ISP Opco Holdings Inc., and we changed our name to International Specialty Products Inc. Approximately 79% of our outstanding common stock is owned beneficially (as defined in Rule 13d-3 of the Securities Exchange Act of 1934) by Samuel J. Heyman, our Chairman of the Board of Directors.

     Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation. On January 1, 1997, GAF effected a series of transactions involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. Since this distribution, we have not been a subsidiary of GAF or its successor by merger, G-I Holdings Inc. As used in this report, "G-I Holdings" includes G-I Holdings Inc. and any and all of its predecessors, including GAF Corporation, G-I Holdings Inc. and GAF Fiberglass Corporation.

     The address and telephone number of our principal executive offices are 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5715.

     Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 17 and 18 to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

     Our specialty chemicals business is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals in the following three business segments:

     - Personal Care -- whose products are sold to the skin care and hair care markets;

     - Pharmaceutical, Food and Beverage -- whose products are sold to these three government-regulated industries; and

     - Performance Chemicals, Fine Chemicals and Industrial -- whose products are sold to numerous consumer and industrial markets.

     For the year ended December 31, 2000, sales of specialty chemicals represented approximately 91% of our revenues. Most of our specialty chemical products fall within the following categories:

     - vinyl ether monomers -- includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by the Performance Chemicals group of our Performance Chemicals, Fine Chemicals and Industrial business segment.

     - vinyl ether copolymers -- includes our GANTREZ(R) line of products. These products serve as a bioadhesive resin in such consumer products as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by our Personal Care and Pharmaceutical, Food and Beverage business segments.

     - polyvinyl pyrrolidone (PVP) polymers and copolymers -- represents our largest product group. These polymers and copolymers are marketed by all of our business segments. Our PLASDONE(R), POLYCLAR(R) and GAFQUAT(R) product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.

     - intermediates -- includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications. Intermediates are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture spandex fibers and polybutylene terephthalate (PBT) plastics for use in automobiles.

     - solvents -- includes our M-pyrol(R) brand of N-methyl pyrrolidone (NMP), for use in metal degreasing and paint stripping, BLO(R) brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used in the manufacture and installation of PVC pipe. Solvents are also marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment.

     - alginates -- includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our Pharmaceutical, Food and Beverage business segment, with the majority of our sales to the food industry.

     The balance of our specialty chemical products includes materials (marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment), sunscreens, preservatives and emollients (each marketed by our Personal Care business segment).

     Personal Care. Our Personal Care business segment markets numerous specialty chemicals that serve as critical ingredients in the formulation of many well-known skin care, hair care, toiletry and cosmetic products.

     Our skin care ingredients include:

     - ultraviolet (UV) light absorbing chemicals, which serve as sunscreens;

     - emollients, which provide skin softness;

     - moisturizers, which enhance the skin's water balance;

     - waterproofing agents, which enhance the performance of eye-liners and sunscreens in wet environments; and

     - preservatives, which extend the shelf life of aqueous-based cosmetic formulations by preventing the growth of harmful bacteria.

     Our ESCALOL(R) sunscreen actives serve as the primary active ingredient in many of the most popular sunscreens today and increasingly find applications in many other products such as lipsticks and facial creams. We recently introduced our SUNSPHERES(TM) product which was developed through our strategic alliance with a third party. This product significantly enhances the sun protection properties of UV absorbers used in skin care, makeup and beach products. Our CERAPHYL(R) line of emollients and moisturizers provide a variety of popular bath products with their softening and moisturizing characteristics. We produce a growing number of specialty preservatives, including GERMALL(R) Plus, a patented product that offers broad-spectrum anti-microbial activity, and SUTTOCIDE(R) A, a preservative gentle enough for infant care products.

     Our hair care ingredients, marketed under the GANTREZ(R), GAFQUAT(R), and PVP/VA family of products, include a number of specially formulated fixative resins which provide hairsprays, mousses and gels with their holding power, as well as thickeners and stabilizers for shampoos and conditioners. Utilizing our combined expertise in hair care and sunscreen applications, we developed the world's first high performance hair protectant, ESCALOL(R) HP-610, to prevent sun damage to hair. We also developed a new polymer, AQUAFLEX(R) FX-64, for use in styling products and low VOC hair sprays where it provides a soft feeling with a long lasting hold for both aerosol and pump spray applications.

     Pharmaceutical, Food and Beverage. Our specialty chemicals for the Pharmaceutical, Food and Beverage markets provide a number of end-use products with their unique properties while enabling these products to meet increasingly strict regulatory requirements.

     In the pharmaceutical market, our specialty chemicals serve as key ingredients in the following types of products:

     - prescription and over-the-counter tablets;

     - injectable prescription drugs and serums;

     - cough syrups;

     - antiseptics;

     - toothpastes; and

     - denture adhesives.

     Our PLASDONE(R) and POLYPLASDONE(R) polymers for tablet binders and tablet disintegrants are established excipients for use in the production of wet granulated tablets, and our GANTREZ(R) bioadhesive polymers serve as critical ingredients in denture adhesives and tartar control toothpastes.

     Our advanced materials product line includes the FERRONYL(R)brand of dietary iron supplement, which is marketed to the pharmaceutical industry.

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

     Performance Chemicals, Fine Chemicals and Industrial. Our Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers and advanced materials for consumer, agricultural and industrial applications. Our acetylene-based chemistry produces a number of Performance Chemicals for use in a wide range of markets including:

     - coatings;

     - agriculture;

     - imaging;

     - detergents;

     - electronics; and

     - metalworking.

     VIVIPRINT(TM) is our new line of polymers developed for specialty coating applications in ink jet printing. These products provide significant moisture and abrasion resistance, high gloss and excellent resolution for high quality printers and photo reproductions.

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

     We manufacture a broad range of fine chemicals under U.S. FDA current good manufacturing practices (cGMP) at our Columbus, Ohio facility. These fine chemicals include:

     - bulk pharmaceuticals, such as flunixin meglumine, a veterinary drug, and mitotane, a cancer treatment drug;

     - pharmaceutical intermediates, manufactured under contract for well-known pharmaceutical companies whose end products treat heart and kidney diseases, viral infections, and lower cholesterol; and

     - pheromones, for use in insect population measurement and control.

     We expanded our presence in the fine chemicals market with the February 1998 acquisition of our Freetown, Massachusetts manufacturing facility from Polaroid Corporation. We have expanded that facility's production capabilities to allow for the manufacture of certain specialty chemical product lines for our Personal Care business segment and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. In connection with the relocation of certain of our production lines for our Personal Care business segment to our Freetown facility, we have shut down substantially all of our manufacturing operation at our Belleville, New Jersey site in the first quarter of 2001 and have written off the associated assets. As part of the acquisition of the Freetown facility, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business.

     In our Industrial business, we market several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone
(NMP), for use in a variety of industries, including:

     - high performance plastics;

     - lubricating oil and chemical processing;

     - electronics cleaning; and

     - coatings.

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

     During 1999, based on a review of our entire butanediol manufacturing network, which has included the Texas City, Texas; Calvert City, Kentucky; and Marl, Germany plants, we shut down the butanediol production unit at our Calvert City plant, writing off the associated assets, and evaluated curtailing production of butanediol at our Texas City plant. As a result of this evaluation, we wrote down to fair value certain butanediol assets at our Texas City and Seadrift, Texas manufacturing facilities. In December 2000, we shut down production at our Seadrift facility, and in the first quarter of 2001, we shut down production of butanediol at our Texas City facility. We continue to produce polymers at our Calvert City and Texas City plants and also continue to produce propargyl alcohol from butynediol.

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

     International Operations. We conduct our international operations through 39 subsidiaries and 48 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

     International sales of our specialty chemicals in 2000 were approximately 50% of our total sales for that period. Approximately 36% of our specialty chemicals sales in 2000 were in Europe and Japan. Sales in these regions are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition." Other countries in which we have sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

     We own and operate ISP Marl, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. Both production facilities are located at Degussa-Huls' Chemiepark site in Marl, Germany, and each relies upon Degussa-Huls to provide certain services, including utilities, rail transport and waste handling. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, was built in 1992 to replace an older facility and utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

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

     The principal raw materials used in the manufacture of our acetylene-based specialty chemicals are acetylene, methanol and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from two unaffiliated suppliers pursuant to supply contracts. At our Texas City, Texas plant, acetylene is supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from the manufacture of ethylene. At our Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide.

     Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks (primarily butane) are critical raw materials for the production of acetylene at our operations in Marl, Germany, where methanol is also a principal raw material. Electricity, butane and methanol for our Marl, Germany operations are supplied by Degussa-Huls pursuant to a long-term supply agreement.

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

     Availability of other raw materials, including methanol and methylamine, remained adequate during 2000. We believe that, in the event of a supply interruption, we could obtain adequate supplies of such raw materials from alternate sources.

     We use natural gas and raw materials derived from petroleum in many of our manufacturing processes and, consequently, the price and availability of natural gas and petroleum could be material to our operations. During 2000, crude oil and natural gas supplies remained adequate; however, significant increases in the price of crude oil and natural gas had a substantial impact on our operating income in 2000. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 2000 Compared with 1999."

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

     Sales to Building Materials Corporation of America ("BMCA"), an affiliate, and its subsidiaries constituted approximately 83% of our mineral products net sales in 2000. See Item 13, "Certain Relationships and Related Transactions" and
Note 16 to Consolidated Financial Statements. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations -- 2000 Compared with 1999."

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

     Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are four competitors of significance for merchant market butanediol. One of these competitors sources the merchant market from its plants in the United States and in Europe. Three other competitors each source the merchant market from their single manufacturing plants, two in the United States and the other in Europe. Tetrahydrofuran is manufactured by a number of companies throughout the world.

     With regard to our mineral products, we have only one larger and one smaller competitor and believe that competition has been limited by:

     - the substantial capital expenditures associated with the construction of new mineral processing and coloring plants and the acquisition of suitable rock reserves;

     - the limited availability of proven rock sources;

     - the complexity associated with the construction of a mineral processing and coloring plant, together with the technical know-how required to operate such a plant;

     - the need to obtain, prior to commencing operations, reliable data over a substantial period of time regarding the weathering of granules in order to assure the quality and durability of the product; and

     - the difficulty in obtaining the necessary permits to mine and operate a quarry.

     Competition is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.

RESEARCH AND DEVELOPMENT

     Our worldwide research and development expenditures were $25.9, $23.0 and $25.6 million in 1998, 1999 and 2000, respectively.

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

ENVIRONMENTAL SERVICES

     We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility and decide to proceed with this project, we would develop and operate the facility in a separate subsidiary, either on our own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. We also are investigating other development opportunities at this site.

PATENTS AND TRADEMARKS

     As of December 31, 2000, we owned or licensed approximately 340 domestic and 470 foreign patents or patent applications and owned or licensed approximately 150 domestic and 1,900 foreign trademark registrations or applications related to our business. While we believe the patent protection covering certain of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.

ENVIRONMENTAL COMPLIANCE

     Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or its plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of less than $5.0 million in each of the three years ended December 31, 2000, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in 2001 and 2002 will be approximately $10.5 and $10 million, respectively.

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

EMPLOYEES

     At December 31, 2000, we employed approximately 2,600 people worldwide. Approximately 750 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.

OTHER DEVELOPMENTS

     In 2000, we sold our investments in Dexter Corporation and its majority-owned subsidiary, Life Technologies, Inc. The total gain related to these investments was approximately $150 million prior to expenses. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 2000 Compared with 1999" and Note 3 to Consolidated Financial Statements.

     On February 20, 2001, we notified Hercules Incorporated of our intent to present at Hercules' 2001 Annual Meeting of Stockholders, and solicit proxies in favor of, the election of a slate of four directors committed to maximizing value for all Hercules stockholders. On March 23, 2001, we filed with the Securities and Exchange Commission a definitive proxy statement in connection with Hercules' Annual Meeting. We beneficially own approximately 9.9% of the outstanding shares of Hercules common stock. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition" and Note 20 to Consolidated Financial Statements.

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

LOCATION                            FACILITY                              PRODUCT LINE
--------                            --------                              ------------
                                    DOMESTIC
Alabama
  Huntsville......................  Plant*                                Specialty Chemicals
California
  San Diego.......................  Plant*                                Specialty Chemicals
Kentucky
  Calvert City....................  Plant                                 Specialty Chemicals
Maryland
  Hagerstown......................  Research Center, Design Center,       Mineral Products
                                    Sales Office
Massachusetts
  Freetown........................  Plant, Research Center                Specialty Chemicals
Missouri
  Annapolis.......................  Plant, Quarry                         Mineral Products
New Jersey
  Bridgewater.....................  Sales Office*                         Specialty Chemicals
  Chatham.........................  Plant, Research Center                Specialty Chemicals
  Wayne...........................  Headquarters, Corporate               Specialty Chemicals
                                    Administrative Offices, Research
                                      Center
Ohio
  Columbus........................  Plant, Research Center, Sales         Specialty Chemicals
                                    Office
Pennsylvania
  Blue Ridge Summit...............  Plant, Quarry                         Mineral Products
Texas
  Texas City......................  Plant                                 Specialty Chemicals
Wisconsin
  Pembine.........................  Plant, Quarry                         Mineral Products
                                    INTERNATIONAL
Belgium
  Sint-Niklaas....................  Sales Office, Distribution Center     Specialty Chemicals
Brazil
  Sao Paulo.......................  Sales Office*, Distribution           Specialty Chemicals
                                    Center*

LOCATION                            FACILITY                              PRODUCT LINE
--------                            --------                              ------------
Canada
  Mississauga, Ontario............  Sales Office*, Distribution           Specialty Chemicals
                                    Center*
England
  Tadworth........................  Research Center*, Sales Office*       Specialty Chemicals
Germany
  Cologne.........................  European Headquarters*, Research      Specialty Chemicals
                                      Center*, Sales Office*
  Marl............................  Plants**, Sales Office**              Specialty Chemicals
India
  Nagpur..........................  Plant**                               Specialty Chemicals
Japan
  Tokyo...........................  Sales Office*                         Specialty Chemicals
Scotland
  Girvan..........................  Plant                                 Specialty Chemicals
Singapore.........................  Sales Office*, Distribution           Specialty Chemicals
                                    Center*, Asia-Pacific
                                      Headquarters*, Warehouse*

---------------
 * Leased property

** Long-term ground lease

     We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2000, we made capital expenditures in the amount of $61.7 million relating to plant, property and equipment.

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

     We estimate that our liability in respect of all Environmental Claims (including those relating to our closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2000, is $20.7 million, before reduction for insurance recoveries reflected on our balance sheet (discussed below) of $11.8 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). In the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

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

     In March 1995, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities in the United States District Court for the District of New Jersey seeking amounts substantially in excess of the estimated recoveries. The court dismissed the action in December 1997 for lack of federal jurisdiction, and defendant insurers appealed the dismissal. The appeal was denied by the Third Circuit Court of Appeals in March 1999. In June 1997, G-I Holdings filed a similar action against the insurers in the Superior Court of New Jersey, Somerset County, which action was removed to the United States bankruptcy court for the District of New Jersey in February 2001 in connection with the filing by G-I Holdings of a petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. The action is currently pending in the Bankruptcy Court, although the defendant insurers have filed a motion to remand this action to the Superior Court of New Jersey, Somerset County. While we believe that our claims are meritorious, we cannot be certain that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

     In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee our performance. This Consent Order does not address any potential natural resource damage claims. In April 1993, NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the NJDEP order at a cost of no more than $7.5 million. See Item 1, "Business -- Environmental Services."

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

                                                               PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                         AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                         ---   -------------------------------------------------
Samuel J. Heyman.............................  62    Mr. Heyman has been a director and Chairman of
  Chairman of the Board                              the Board of ISP since its formation and was
                                                     Chief Executive Officer of ISP and certain of its
                                                     subsidiaries from their formation to June 1999.
                                                     Mr. Heyman also has been a director of G-I
                                                     Holdings for more than five years and was
                                                     President and Chief Executive Officer of G-I
                                                     Holdings and certain of its subsidiaries for more
                                                     than five years until September 2000. In January
                                                     2001, G-I Holdings filed a voluntary petition for
                                                     reorganization under Chapter 11 of the U.S.
                                                     Bankruptcy Code due to its asbestos-related
                                                     claims. Mr. Heyman was a director and Chairman of
                                                     the Board of BMCA from its formation to September
                                                     2000 and served as Chief Executive Officer of
                                                     BMCA and certain of its subsidiaries from June
                                                     1999 to September 2000 and from June 1996 to
                                                     January 1999. He is also the Chief Executive
                                                     Officer, Manager and General Partner of a number
                                                     of closely held real estate development companies
                                                     and partnerships whose investments include
                                                     commercial real estate and a portfolio of
                                                     publicly traded securities.

                                                               PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                         AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                         ---   -------------------------------------------------
Sunil Kumar..................................  51    Mr. Kumar has been a director, President and
  President and Chief Executive Officer              Chief Executive Officer of ISP and President and
                                                     Chief Executive Officer of certain of its
                                                     subsidiaries since June 1999. Mr. Kumar was a
                                                     director, President and Chief Executive Officer
                                                     of BMCA and certain of its subsidiaries from May
                                                     1995, July 1996 and January 1999, respectively,
                                                     to June 1999. He also was Chief Operating Officer
                                                     of BMCA and certain of its subsidiaries from
                                                     March 1996 to January 1999. Mr. Kumar was
                                                     President, Commercial Roofing Products Division,
                                                     and Vice President of BMCA from February 1995 to
                                                     March 1996. He also was a director and
                                                     Vice-Chairman of the Board of G-I Holdings from
                                                     January 1999 to June 1999. In January 2001, G-I
                                                     Holdings filed a voluntary petition for
                                                     reorganization under Chapter 11 of the U. S.
                                                     Bankruptcy Code due to its asbestos-related
                                                     claims.

Randall R. Lay...............................  46    Mr. Lay has been Executive Vice President and
  Executive Vice President and Chief                 Chief Financial Officer of ISP and its
  Financial Officer                                  subsidiaries since July 1999, was Senior Vice
                                                     President and Chief Financial Officer of ISP and
                                                     its subsidiaries from December 1998 to July 1999
                                                     and was Vice President and Chief Financial
                                                     Officer of ISP and its subsidiaries from April
                                                     1995 to December 1998.

Andrew G. Mueller............................  58    Mr. Mueller has been Executive Vice President --
  Executive Vice President -- Operations             Operations of ISP and certain of its subsidiaries
                                                     since May 1997. He was employed by BASF
                                                     Corporation, a chemicals manufacturer, as Group
                                                     Vice President, Colorants & Textile/Leather
                                                     Chemicals from December 1995 to April 1997.

                                                               PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                         AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                         ---   -------------------------------------------------
Richard A. Weinberg..........................  41    Mr. Weinberg has been Executive Vice President,
  Executive Vice President,                          General Counsel and Secretary of ISP and its
General Counsel and Secretary                        subsidiaries since May 1998 and was Senior Vice
                                                     President, General Counsel and Secretary of ISP
                                                     and its subsidiaries from May 1996 to May 1998.
                                                     He also has been a director of certain of ISP
                                                     subsidiaries since May 1996. Mr. Weinberg has
                                                     been President, Chief Executive Officer, General
                                                     Counsel and Secretary of G-I Holdings since
                                                     September 2000 and was Executive Vice President,
                                                     General Counsel and Secretary of G-I Holdings
                                                     from May 1998 to September 2000. He also was
                                                     Senior Vice President, General Counsel and
                                                     Secretary of these corporations from May 1996 to
                                                     May 1998. Mr. Weinberg has served as a director
                                                     of G-I Holdings since May 1996. In January 2001,
                                                     G-I Holdings filed a voluntary petition for
                                                     reorganization under Chapter 11 of the U.S.
                                                     Bankruptcy Code due to its asbestos-related
                                                     claims. Mr. Weinberg also has been Executive Vice
                                                     President, General Counsel and Secretary of BMCA
                                                     and its subsidiaries since May 1998, and was
                                                     Senior Vice President, General Counsel and
                                                     Secretary of BMCA and its subsidiaries from May
                                                     1996 to May 1998. He was Vice President and
                                                     General Counsel of BMCA from September 1994 to
                                                     May 1996.

Susan B. Yoss................................  42    Ms. Yoss has been Executive Vice
  Executive Vice President -- Finance and            President -- Finance and Treasurer of ISP and its
  Treasurer                                          subsidiaries since September 2000. She was Senior
                                                     Vice President and Treasurer of ISP and its
                                                     subsidiaries from July 1999 to September 2000 and
                                                     was Vice President and Treasurer of ISP and its
                                                     subsidiaries from February 1998 to June 1999. She
                                                     also has been Senior Vice President and Treasurer
                                                     of BMCA and its subsidiaries since July 1999. Ms.
                                                     Yoss also has served as Senior Vice President,
                                                     Chief Financial Officer and Treasurer of G-I
                                                     Holdings since July 1999. In January 2001, G-I
                                                     Holdings filed a voluntary petition for
                                                     reorganization under Chapter 11 of the U.S.
                                                     Bankruptcy Code due to its asbestos-related
                                                     claims. Ms. Yoss was Vice President and Treasurer
                                                     of BMCA from February 1998 to June 1999. She was
                                                     Assistant Treasurer of Joseph E. Seagram & Sons,
                                                     Inc., a global beverage and entertainment company
                                                     for more than five years until February 1998.

                                                               PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD                         AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------                         ---   -------------------------------------------------
Ronald E. Brandt.............................  53    Mr. Brandt has been Senior Vice President,
  Senior Vice President, Sales -- Latin              Sales -- Latin America and Fine Chemicals of ISP
  America and Fine Chemicals                         and certain of its subsidiaries since December
                                                     2000. He was Senior Vice President, Sales and
                                                     Commercial Director -- Americas of the same
                                                     corporations from July 1999 to December 2000 and
                                                     was Senior Vice President, Personal Care and Fine
                                                     Chemicals Group of ISP and certain of its
                                                     subsidiaries from December 1998 to July 1999. He
                                                     served as Vice President and General Manager,
                                                     Performance and Fine Chemicals of ISP and certain
                                                     of its subsidiaries from July 1998 to December
                                                     1998 and as Vice President, Performance and Fine
                                                     Chemicals of ISP and certain of its subsidiaries
                                                     from October 1997 to July 1998. From July 1996 to
                                                     January 1997, Mr. Brandt was Senior Vice
                                                     President of Lawson Mardon Wheaton, a packaging
                                                     manufacturer, and from 1992 to June 1996, he
                                                     served as Senior Vice President of Lonza Inc., a
                                                     chemicals manufacturer.

Roger J. Cope................................  56    Mr. Cope has been Senior Vice President, Sales
  Senior Vice President, Sales and Commercial        and Commercial Director -- Europe of ISP and
  Director -- Europe                                 certain of its subsidiaries since July 1999. He
                                                     was Senior Vice President, Pharmaceutical,
                                                     Agricultural and Beverage Group of ISP and
                                                     certain of its subsidiaries from July 1998 to
                                                     July 1999 and Vice President, Asia-Pacific Region
                                                     of the same corporations from March 1997 to July
                                                     1998. Mr. Cope also held the position of Vice
                                                     President-Hair Care of ISP and certain of its
                                                     subsidiaries from December 1995 to March 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following information pertains to ISP's common stock, which is traded on the New York Stock Exchange. As of March 23, 2001, there were 198 holders of record of ISP's outstanding common stock.

                                             2000 BY QUARTER                    1999 BY QUARTER
                                     -------------------------------   ---------------------------------
                                     FIRST   SECOND   THIRD   FOURTH   FIRST    SECOND   THIRD    FOURTH
                                     -----   ------   -----   ------   ------   ------   ------   ------
Price Range of Common Stock
  High.............................  $9.31   $6.50    $6.19   $7.00    $13.81   $10.31   $10.25   $10.19
  Low..............................   5.75    5.19     5.31    5.00      7.50     7.00     8.56     7.00

     ISP announced in the second quarter of 1995 that its Board of Directors had eliminated the 2 1/2 cents per share semi-annual dividend on ISP's common stock. The declaration and payment of dividends is at the discretion of the Board of Directors of ISP. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to Consolidated Financial Statements for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-9 and page F-28, respectively. Any decision to resume the payment of dividends, and the timing and amount thereof, is dependent upon, among other things, ISP's results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by the Board of Directors. Accordingly, there can be no assurance that the Board of Directors will resume the declaration and payment of dividends or as to the amount thereof.

ITEM 6.  SELECTED FINANCIAL DATA

     See page F-10.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See page F-2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Condition -- Market Sensitive Instruments and Risk Management" on page F-8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index on page F-1 and Financial Statements and Supplementary Data on pages F-12 to F-44.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     (a)(1) Financial Statements: See Index on page F-1.

     (a)(2) Financial Statement Schedules: See Index on page F-1.

     (a)(3) Exhibits:

EXHIBIT
NUMBER                                 DESCRIPTIONS
-------                                ------------
 3.1      --   Amended and Restated Certificate of Incorporation of ISP
               (incorporated by reference to Exhibit 4.1 to Post-Effective
               Amendment No. 1 of Form S-8 to the Registration Statement on
               Form S-4 of ISP (Registration No. 333-53709) (the "ISP
               Registration Statement")).
 3.2      --   By-laws of ISP (incorporated by reference to Exhibit 99.2 to the ISP Registration Statement).
 4.1      --   9% Note Indenture, dated as of October 18, 1996, between ISP
               Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on
               Form S-4 of ISP Holdings (Registration No. 333-17827) (the
               "Holdings Registration Statement")).
 4.2      --   9 3/4% Note Indenture, dated as of October 18, 1996, between
               ISP Holdings and The Bank of New York, as trustee
               (incorporated by reference to Exhibit 4.2 to the Holdings
               Registration Statement).
10.1      --   Amended and Restated Management Agreement, dated as of
               January 1, 1999, among GAF Corporation, G-I Holdings Inc., G
               Industries Corp., Merick Inc., GAF Fiberglass Corporation,
               ISP, GAF Building Materials Corporation, GAF Broadcasting
               Company, Inc., Building Materials Corporation of America and
               ISP Opco Holdings Inc. (the "Management Agreement")
               (incorporated by reference to Exhibit 10.1 to BMCA's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1998).
10.2      --   Amendment No. 1 to the Management Agreement, dated as of
               January 1, 2000 (incorporated by reference to Exhibit 10.2 to ISP's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1999 (the "1999 Form 10-K")).
10.3      --   Amendment No. 2 to the Management Agreement, dated as of
               January 1, 2001.
10.4      --   Indemnification Agreement, dated as of October 18, 1996,
               among GAF Corporation, G-I Holdings Inc., ISP Holdings, G
               Industries Corp. and GAF Fiberglass Corporation
               (incorporated by reference to Exhibit 10.7 to the Holdings
               Registration Statement).
10.5      --   Tax Sharing Agreement, dated as of January 1, 1997, among
               ISP Holdings, International Specialty Products Inc. and
               certain subsidiaries of International Specialty Products
               Inc. (incorporated by reference to Exhibit 10.8 to the
               Holdings Registration Statement).
10.6      --   Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of International Specialty Products Inc.
               (Registration No. 33-40351)).*
10.7      --   International Specialty Products Inc. 1991 Incentive Plan
               for Key Employees and Directors, as amended (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP Registration Statement).*
10.8      --   International Specialty Products Inc. 2000 Long-Term
               Incentive Plan (incorporated by reference to Annex A to
               ISP's definitive proxy statement on Schedule 14A with
               respect to ISP's 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20,
               2000).*
10.9      --   Agreement, dated July 30, 1993, between International
               Specialty Products Inc. and Carl R. Eckardt (incorporated by reference to Exhibit 10.16 to the Registration Statement on
               Form S-4 of G-I Holdings Inc. (Registration No. 33-72220)).*
10.10     --   Letter Agreement, dated September 29, 1999, between
               International Specialty Products Inc. and Sunil Kumar
               (incorporated by reference to Exhibit 10 to the ISP
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               October 3, 1999).*
10.11     --   First Amendment to Letter Agreement dated September 29, 1999 between International Specialty Products Inc. and Sunil
               Kumar.*

EXHIBIT
NUMBER                                 DESCRIPTIONS
-------                                ------------
10.12     --   International Specialty Products Inc. Yoss Restricted Share
               Plan (incorporated by reference to Exhibit 4.3 to the
               Registration Statement on Form S-8 of International
               Specialty Products Inc. (Registration No. 333-52504)).*
10.13     --   Compensation and Indemnification Agreement among Charles M.
               Diker, Burt Manning and ISP, dated October 10, 1997
               (incorporated by reference to Exhibit 10.23 to the ISP
               Registration Statement).*
10.14     --   Consulting Agreement, dated November 23, 1999, between Carl
               R. Eckardt and ISP (incorporated by reference to Exhibit
               10.10 to the 1999 Form 10-K).*
10.15     --   Agreement and Plan of Merger between ISP Holdings and
               International Specialty Products Inc., dated as of March 30,
               1998 (incorporated by reference to Exhibit A to Amendment
               No. 2 to ISP Holdings Schedule 13D with respect to the
               common stock of International Specialty Products Inc. filed with the Securities and Exchange Commission on April 1,
               1998).
21        --   Subsidiaries of ISP.
23        --   Consent of Arthur Andersen LLP.

---------------
* Management and/or compensation plan or arrangement.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed in the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                      By:         /s/ RANDALL R. LAY
                                         ---------------------------------------
                                         Randall R. Lay
                                         Executive Vice President and Chief
                                          Financial Officer

Date: March 29, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

                       SIGNATURE                                              TITLE
                       ---------                                              -----
                  /s/ SAMUEL J. HEYMAN                      Chairman of the Board; Director
--------------------------------------------------------
                    Samuel J. Heyman

                    /s/ SUNIL KUMAR                         President and Chief Executive Officer;
--------------------------------------------------------    Director (Principal Executive Officer)
                      Sunil Kumar

                  /s/ CARL R. ECKARDT                       Director
--------------------------------------------------------
                    Carl R. Eckardt

                  /s/ CHARLES M. DIKER                      Director
--------------------------------------------------------
                    Charles M. Diker

                   /s/ SANFORD KAPLAN                       Director
--------------------------------------------------------
                     Sanford Kaplan

                    /s/ BURT MANNING                        Director
--------------------------------------------------------
                      Burt Manning

                   /s/ RANDALL R. LAY                       Executive Vice President and Chief
--------------------------------------------------------    Financial Officer (Principal Financial and
                     Randall R. Lay                         Accounting Officer)

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                                   FORM 10-K

                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Management's Discussion and Analysis of Financial Condition
  and Results of Operations.................................   F-2
Selected Financial Data.....................................  F-10
Report of Independent Public Accountants....................  F-11
Consolidated Statements of Income for the three years ended
  December 31, 2000.........................................  F-12
Consolidated Balance Sheets as of December 31, 1999 and
  2000......................................................  F-13
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................  F-14
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 2000.......................  F-16
Notes to Consolidated Financial Statements..................  F-17
Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited)......................  F-44

                            SCHEDULES
Consolidated Financial Statement Schedules:
  Schedule II -- Valuation and Qualifying Accounts..........   S-1

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

     In October 1999, the Company sold the stock of its filter products ("Filter Products") subsidiaries (see Note 7 to Consolidated Financial Statements). Accordingly, the results of operations of the Filter Products subsidiaries have been classified as a "Discontinued Operation" within the Consolidated Financial Statements for the years 1998 and 1999. The following discussion is on a continuing operations basis.

RESULTS OF OPERATIONS

  2000 Compared With 1999

     The Company recorded income from continuing operations in 2000 of $94.1 million ($1.38 diluted earnings per share) compared with $49.6 million ($.72 diluted earnings per share) in 1999. Including income from a discontinued operation of $25.3 million, which reflected an after-tax gain of $23.5 million from the sale of Filter Products, net income in 1999 was $74.9 million ($1.09 diluted earnings per share).

     The results for 2000 include a $14.4 million provision for restructuring and a $3.5 million gain on a contract settlement, while the results for 1999 included an $8.5 million pre-tax gain from the sale of the Company's pearlescent pigments business, a non-core product line. Also in 1999, the Company reversed previously recorded restructuring reserves in the amount of $1.9 million and established a staff reduction program for which a pre-tax provision for severance of $2.3 million was recorded (see Note 4 to Consolidated Financial Statements). Excluding the effect of such nonrecurring items in each period, income from continuing operations for 2000 was $101.2 million ($1.49 diluted earnings per share) compared with $44.4 million ($.65 diluted earnings per share) in 1999. On a comparable basis, the higher income from continuing operations in 2000 was attributable to higher investment income, partially offset by lower operating income and higher interest expense.

     Sales for 2000 were $783.9 million compared with $787.4 million in 1999. The decrease in sales was primarily attributable to lower volumes in the Fine Chemicals, Mineral Products and Performance Chemicals businesses (totaling $50.1 million), the adverse effect of the stronger U.S. dollar ($27.5 million), principally in Europe, and to lower pricing in the Industrial business, partially offset by the full year's contribution to sales by the Alginates business acquired in October 1999 (see Note 9 to Consolidated Financial Statements) and by improved volumes in the Pharmaceutical and Beverage business and the Personal Care segment. Sales in 2000 reflect 13% and 23% higher sales in the Asia-Pacific and Latin America regions, respectively, offset by lower sales in the U.S. and Europe.

     Operating income was $81.4 million in 2000 compared with $146.0 million in 1999. Excluding nonrecurring items in each year, operating income for 2000 was $95.8 million compared with $137.8 million in 1999. The decrease in 2000 was attributable to lower pricing in the Industrial business, the adverse effect of the stronger U.S. dollar in Europe, higher raw material and energy costs which lowered gross margins, and lower volumes in Fine Chemicals, Mineral Products and Performance Chemicals, partially offset by the full year's contribution to operating income of the Alginates business. Operating income in 2000 decreased in the U.S. and Europe, due to the factors discussed above, while the Asia-Pacific and Latin America regions experienced a 50% and 14%, respectively, growth in operating income in 2000 over 1999.

     Interest expense for 2000 was $81.2 million, a $2.6 million (3%) increase over the $78.6 million recorded in 1999, with the increase due primarily to higher average interest rates, partially offset by lower average borrowings.

     Other income, net, comprises net investment income, foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other income, net, was $141.3 million in 2000 versus $9.0 million in 1999, with the increase the result of higher investment income, reflecting net gains in 2000 of $127.6 million from the sale of the Company's investments in Dexter Corporation and Life Technologies, Inc. (see Note 3 to Consolidated Financial Statements). The Company's total gain related to these investments prior to and in 1999 and 2000 was approximately $150 million prior to expenses.

     Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. See Notes 17 and 18 to Consolidated Financial Statements for additional business segment and geographic information.

     Personal Care

     Sales for the Personal Care segment in 2000 were $189.0 million compared with $187.1 million in 1999, while operating income in 2000 was $34.7 million compared with $47.9 million in 1999, which included an $8.5 million pre-tax gain on the sale of the pearlescent pigments business, a non-core product line. The sales increase reflected higher volumes, mainly in hair care products, partially offset by the adverse effect of the stronger U.S. dollar in Europe ($5.9 million) and lower average pricing in both hair care and skin care.

     Operating income, excluding the gain in 1999 on the sale of the pearlescent pigments business, decreased by $4.7 million in 2000 to $34.7 million, as the impact of volume increases was offset by higher manufacturing and operating expenses, the adverse effect of the stronger U.S. dollar in Europe ($4.8 million) and lower average pricing.

     Pharmaceutical, Food and Beverage ("PFB")

     Sales for the PFB segment were $232.8 million in 2000 compared with $177.3 million in 1999, principally reflecting a full year's contribution to sales from the Alginates business ($66.5 million), compared with $12.8 million in 1999 after the date of its acquisition in October 1999. Sales for the Pharmaceutical and Beverage business increased $1.8 million, reflecting volume growth across all regions, partially offset by the impact of the stronger U.S. dollar ($6.5 million). The sales growth was primarily the result of strong sales in the oral care and excipients markets, partially offset by lower sales in the Beverage business.

     Operating income for the PFB segment was $50.8 million in 2000, a 21% improvement compared with $42.1 million in 1999, with the increase resulting from the full year's contribution from the Alginates business. Operating income for the Pharmaceutical and Beverage business decreased 5% in 2000 as the impact of favorable volumes was offset by the adverse impact of the stronger U.S. dollar in Europe ($5.2 million) and higher operating expenses.

     Performance Chemicals, Fine Chemicals and Industrial

     Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $290.2 million for 2000, a decrease of $45.5 million (14%) compared with $335.7 million in 1999, while operating income declined to $0.1 million in 2000 compared with $41.8 million in 1999. Although all three businesses experienced significant sales declines in 2000, the decrease in sales was primarily attributable to 34% lower Fine Chemicals sales.

     Sales for the Performance Chemicals business decreased by $12.3 million (13%) in 2000, while operating income decreased by $3.0 million (20%). The primary factors for the decline in sales were lower volumes, mainly in Europe and North America in PVP polymers in the household, industrial and institutional markets, in addition to the adverse impact of the stronger U.S. dollar in Europe ($3.0 million). Operating income for the Performance Chemicals business decreased by $3.0 million (20%) in 2000 due to the volume shortfalls and the stronger dollar ($2.4 million), partially offset by an improved gross margin due to favorable manufacturing costs.

     Sales for the Fine Chemicals business decreased $23.9 million (34%) in 2000, while operating income decreased $19.1 million (85%). The Fine Chemicals business was significantly impacted by the expiration of a substantial custom manufacturing agreement at the end of 1999. Sales related to this agreement contributed $32.2 million of sales and $17.4 million of gross margin in 1999. Higher sales volumes of other Fine Chemicals products partially offset the impact of this contract termination. The lower operating income in 2000 was also impacted by higher energy costs and lower plant utilization.

     Sales for the Industrial business decreased by $9.3 million in 2000, with the decrease resulting from unfavorable selling prices and the adverse impact of the stronger U.S. dollar in Europe ($12.1 million), partially offset by volume increases in Europe and Asia-Pacific. As a result of the unfavorable pricing and the impact of the stronger dollar ($3.1 million), the Industrial business experienced a loss of $15.4 million in 2000.

     Mineral Products

     Sales for the Mineral Products segment in 2000 were $71.9 million, a $15.4 million (18%) decrease compared with sales of $87.3 million in 1999, while operating income decreased $6.7 million (42%) to $9.4 million in 2000. The lower sales and operating income resulted from substantially lower trade sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999, which together accounted for approximately 68% of Mineral Products trade sales and approximately 23% of total Mineral Products sales in 1999. The loss of these customers adversely impacted the year 2000 sales by $19.3 million. Operating income in 2000 was also impacted by higher energy costs.

RESULTS OF OPERATIONS

  1999 Compared With 1998

     The Company recorded income from continuing operations in 1999 of $49.6 million ($.72 diluted earnings per share) compared with $2.8 million ($.05 diluted earnings per share) in 1998. Including income from a discontinued operation of $25.3 million, which reflected an after-tax gain of $23.5 million from the sale of Filter Products, net income in 1999 was $74.9 million ($1.09 diluted earnings per share) versus net income of $4.8 million ($.08 diluted earnings per share) in 1998.

     The results for 1999 included an $8.5 million pre-tax gain from the sale of the Company's pearlescent pigments business, a non-core product line. The results for 1998 reflected a restructuring and impairment loss of $73.0 million and $12.8 million of charges related to the Merger. Also in 1999, the Company reversed previously recorded restructuring reserves in the amount of $1.9 million and established a staff reduction program for which a pre-tax provision for severance of $2.3 million was recorded (see Note 4 to Consolidated Financial Statements). In 1998, the Company also recorded a pre-tax gain of $1.2 million from the sale of its tennis court materials business, which was part of the Mineral Products business segment. Excluding the effect of such nonrecurring items in each period, income from continuing operations for 1999 was $44.4 million ($.65 diluted earnings per share) compared with $60.4 million ($.98 diluted earnings per share) in 1998. On a comparable basis, the lower income from continuing operations in 1999 was the result of lower investment income and, to a lesser extent, lower operating income.

     Sales for 1999 were $787.4 million compared with $784.6 million in 1998. The increase in sales was attributable to product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, accounting for $15.3 million of sales, increased revenues in the Fine Chemicals business ($14.7 million), the acquisition of the Alginates business (see Note 9 to Consolidated Financial Statements), which recorded sales of $12.8 million in 1999 after the date of its acquisition, and higher sales in the Pharmaceutical business. Such sales increases were offset by lower sales in the Industrial business and in the Mineral Products and Personal Care business segments. The overall sales increase was attributable to increased sales volumes ($51.9 million), offset by unfavorable pricing, principally in the Industrial business, and the unfavorable effect ($5.4 million) of the stronger U.S. dollar relative to other currencies in certain areas of the world. Sales in 1999 reflected slightly higher sales in the U.S., Europe and in the Asia-Pacific region, partially offset by 10% lower sales in Latin America.

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

     Business Segment Review

     Personal Care

     Sales for the Personal Care segment in 1999 were $187.1 million compared with $189.4 million in 1998, while operating income in 1999, including an $8.5 million pre-tax gain on the sale of the pearlescent pigments business, a non-core product line, improved to $47.9 million from $37.6 million in 1998. The lower sales in 1999 primarily resulted from the sale of the pearlescent pigments business and lower average pricing in both skin care and hair care. The sunscreen market continued to experience lower average price levels in some products in 1999. In addition, the skin care business experienced a decline in sales volumes to a major customer who advised the Company that its application was discontinued. These factors combined to offset sales volume improvements due to growth in new products and in preservatives.

     Operating income, excluding the gain on the sale of the pearlescent pigments business, improved by 5% in 1999, as the operating margin increased to 21.0% compared with 19.9% in 1998. The improvements reflected cost containment in operating expenses, specifically selling and supply chain costs.

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

     The increased sales in the PFB segment were principally attributable to higher sales volumes in the Pharmaceutical business. The sales growth primarily reflected increased volumes in the excipients and oral care markets and, to a lesser extent, the denture adhesives market, with strong growth registered in the Asia-

Pacific region. Favorable pricing in the U.S. for PVP-Iodine and the Gantrez(R) product line also contributed to the sales growth.

     Decreased sales in the Beverage business partially offset the sales gains in the Pharmaceutical business. Beverage sales declined primarily due to lower sales volumes, particularly in Latin America. The adverse impact of the stronger U.S. dollar versus the Euro and competitive pricing pressures in Europe further contributed to the sales decline.

     Operating income for the PFB segment was $42.1 million in 1999, a 25% improvement compared with $33.6 million in 1998, while operating margins improved from 21.3% in 1998 to 23.7% in 1999. The improved results reflected the higher sales volumes and favorable pricing in the Pharmaceutical business, as well as favorable manufacturing and selling costs.

     Performance Chemicals, Fine Chemicals and Industrial

     Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $335.7 million for 1999 compared with $342.8 million in 1998, while operating income declined to $41.8 million in 1999 compared with $64.0 million in 1998. The decrease in sales was attributable mainly to lower Industrial and Performance Chemicals sales, partially offset by a 26% increase in Fine Chemicals sales.

     Sales for the Performance Chemicals business decreased by $4.8 million (5%) in 1999, while operating income decreased by $0.7 million (4%). The primary factors for the decline in sales were significantly lower volumes and lower pricing for the solvent chemicals market in all regions, particularly in Europe. Excluding the negative impact resulting from the solvents market, sales for the Performance Chemicals business grew 10% in 1999. The growth in the non-solvents markets was driven by new products and applications in Europe, combined with an increase in the U.S. base business.

     Sales for the Fine Chemicals business increased $14.7 million (26%) in 1999, while operating income improved $5.1 million (29%). The higher sales and operating income in 1999 were primarily attributable to the increase in sales of an intermediate to a pharmaceutical company. Sales of this product contributed $32.2 million of sales and $17.4 million of gross margin in 1999. However, as explained in "Results of Operations -- 2000 Compared With 1999," the custom manufacturing agreement for this product expired at the end of 1999, significantly impacting the sales and operating income of the Fine Chemicals business in 2000.

     Sales for the Industrial business decreased by $17.0 million in 1999. Excluding sales of $15.3 million from product exchange arrangements pursuant to which the Company sold butanediol, at cost, to other butanediol producers, the sales decline for the year was $32.3 million (17%), primarily resulting from unfavorable selling prices and sales volume declines for butanediol and N-methyl pyrrolidone and unfavorable pricing for tetrahydrofuran. As a result of such sales decreases, the Industrial business experienced an 86% decrease in operating profits in 1999.

     Mineral Products

     Sales for the Mineral Products segment in 1999 were $87.3 million, a $7.2 million (8%) decrease compared with sales of $94.5 million in 1998, while operating income decreased $4.4 million (21%) to $16.1 million in 1999. The lower sales and operating income resulted from a $5.3 million decrease in sales to an affiliate, BMCA (see Note 16 to Consolidated Financial Statements), resulting primarily from lower pricing and, to a lesser extent, lower volumes. Sales to trade customers decreased $1.9 million (6%) in 1999 due primarily to the sale of the tennis court materials business in September 1998, which accounted for $1.4 million of sales in 1998.

LIQUIDITY AND FINANCIAL CONDITION

     During 2000, the Company's net cash flow before financing activities was $59.4 million, including $74.3 million of cash generated from operations, the reinvestment of $61.7 million for capital programs, and $3.3 million of purchase accounting adjustments related to the 1999 acquisition of the Alginates business (see Note 9 to Consolidated Financial Statements), including a $4.9 million cash arbitration award which resulted in an adjustment of the purchase price of the acquisition. Cash flow before financing activities also included $43.5 million of cash generated from net sales of available-for-sale securities and other short-term investments.

     Cash from operations for 2000 reflected a $133.4 million cash outflow for net purchases of trading securities. Excluding this cash outflow, cash provided from operations for 2000 totaled $207.7 million. Cash invested in additional working capital totaled $4.1 million, primarily reflecting a $4.5 million increase in inventories. Also, net cash generated from a decrease in other assets reflected a $6.6 million loan against Company-owned insurance policies.

     Net cash used in financing activities in 2000 totaled $64.5 million and included a $99.0 million reduction in borrowings under the Company's bank revolving credit facility (the "Credit Agreement") and $10.6 million of repayments of long-term debt, partially offset by a $62.5 million increase in short-term borrowings. In addition, financing activities included a $15.5 million cash outlay for repurchases of 2,772,938 shares of the Company's common stock pursuant to the Company's repurchase program. At December 31, 2000, 386,862 shares of common stock remained to be purchased under the Company's repurchase program. The repurchased shares will be held for general purposes, including the issuance of shares under the Company's stock option plan and for individual restricted stock plans.

     As a result of the foregoing factors, cash and cash equivalents decreased by $5.1 million during 2000 to $18.2 million, excluding $544.6 million of trading and available-for-sale securities and other short-term investments.

     As of December 31, 2000, the Company's current maturities of long-term debt, scheduled to be repaid during 2001, totaled $224.4 million, including a $28.1 million mortgage obligation on its headquarters property which was repaid in January 2001, and $196.0 million of borrowings under the Credit Agreement, based on its expiration in July 2001 (see below).

     In July 1996, the Company entered into the five-year Credit Agreement with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million (see Note 13 to Consolidated Financial Statements). As of December 31, 2000, loans in the amount of $196.0 million and letters of credit in the amount of $5.6 million were outstanding under the Credit Agreement. The Company expects to renegotiate the Credit Agreement in 2001.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the Company's 9% Senior Notes due 2003 and 9 3/4% Senior Notes due 2002 (collectively, the "Notes"). As of December 31, 2000, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indentures relating to the Notes limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. As of December 31, 2000, under the most restrictive of such limitations, the Company could have paid dividends and other restricted payments of up to $91.9 million. See Note 13 to Consolidated Financial Statements.

     At December 31, 2000, the Company held an investment in Hercules Incorporated ("Hercules") of $204.3 million (based on market value), representing approximately 9.9% of the outstanding common stock of Hercules at that date. On February 20, 2001, the Company notified Hercules of its intent to present at Hercules' 2001 Annual Meeting of Stockholders, and solicit proxies in favor of, the election of a slate of four directors committed to maximizing value for all Hercules stockholders. On March 23, 2001, the Company filed with the Securities and Exchange Commission a definitive proxy statement in connection with Hercules' Annual Meeting.

     For information with respect to income taxes, see Note 8 to Consolidated Financial Statements.

     The Company does not believe that inflation has had an effect on its results of operations during the past three years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility and decides to proceed with this project, the Company would develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating other development opportunities at this site.

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. See Note 19 to Consolidated Financial Statements for further information.

  Market-Sensitive Instruments and Risk Management

     The Company's investment strategy is to seek returns in excess of money market rates on its available cash while minimizing market risks. There can be no assurance that the Company will be successful in implementing such a strategy. The Company invests primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. With respect to its equity positions, the Company is exposed to the risk of market loss. See Notes 2 and 3 to Consolidated Financial Statements.

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

                                                           DECEMBER 31, 1999    DECEMBER 31, 2000
                                                           -----------------    -----------------
                                                                         (MILLIONS)
                                                           NOTIONAL    FAIR     NOTIONAL    FAIR
                                                            AMOUNT     VALUE     AMOUNT     VALUE
                                                           --------    -----    --------    -----
Interest rate financial instruments......................   $100.0     $ 0.7     $100.0     $(0.8)
Foreign currency financial instruments...................   $ 57.4     $(0.3)    $ 20.9     $   0
Equity-related financial instruments.....................   $ 56.6     $   0     $ 40.1     $   0

     All of the financial instruments in the above table have a maturity of less than one year, except that $100 million notional amount of interest rate swap agreements ("interest rate swaps"), with a fair value of ($0.8) million as of December 31, 2000, mature in 2002.

     The objectives of the Company in utilizing interest rate swaps are to lower funding costs, diversify sources of funding and manage interest rate exposure. As of December 31, 2000, the Company had entered into interest rate swaps with a notional value of $100 million in order to convert to fixed rates $100 million of its exposure to floating interest rates. By utilizing interest rate swaps, the Company reduced its interest expense by $1.7 and $0.3 million in 1998 and 1999, respectively, and $0 in 2000.

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

     As of December 31, 1999 and 2000, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $57.4 and $20.9 million, respectively. The U.S. dollar equivalent notional value of foreign exchange contracts outstanding as of December 31, 1999 and 2000, which were entered into as a hedge of non-local currency intercompany loans, was $33.9 and $17.0 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans.

     The Company enters into equity-related financial instruments as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 2000, the value of equity-related long contracts was $40.1 million, which are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost at December 31, 2000 to terminate these instruments and therefore the fair market value is zero.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     The Company adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company will be affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard will be an after-tax loss of approximately $0.4 million, which will be recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

     The Company maintains a $400 million bank revolving credit facility, the Credit Agreement (see above), with the majority of outstanding borrowings against this facility indexed to LIBOR. The Company will designate its interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in LIBOR. The interest rate swaps are structured to receive interest based on LIBOR and pay interest on a fixed rate basis. A cash flow hedging relationship will be established whereby the interest rate swaps will hedge the risk of changes in LIBOR related to forecasted borrowings against the Credit Agreement.

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                            SELECTED FINANCIAL DATA

     Set forth below are selected consolidated financial data of International Specialty Products Inc. (the "Company"), formerly ISP Holdings Inc. ("ISP Holdings"), and its subsidiaries. On July 15, 1998, International Specialty Products Inc. ("Old ISP") merged (the "Merger") with and into ISP Holdings. In connection with the Merger, ISP Holdings changed its name to International Specialty Products Inc. The financial information presented herein for periods prior to the Merger of Old ISP and ISP Holdings represent the results of the former ISP Holdings. Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). On January 1, 1997, GAF effected a series of transactions that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. Since this distribution, the Company has not been a direct or indirect subsidiary of GAF or its successor, G-I Holdings Inc. Effective November 2000, G-I Holdings Inc. became the successor by merger to GAF and certain of GAF's subsidiaries. References herein to "G-I Holdings" include G-I Holdings Inc. and any and all of its predecessor corporations, including GAF, G-I Holdings Inc. and GAF Fiberglass Corporation. The results of operations and assets and liabilities of G-I Holdings' subsidiaries have been classified as "Discontinued Operations" within the Selected Financial Data below for the year 1996. In October 1999, the Company sold the stock of its Filter Products subsidiaries (see Note 7 to Consolidated Financial Statements). Accordingly, the results of operations and assets and liabilities of the Filter Products subsidiaries have been classified as a "Discontinued Operation" within the Selected Financial Data below for all periods presented prior to 2000.

                                                    YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------
                                  1996          1997          1998          1999          2000
                               ----------    ----------    ----------    ----------    ----------
                                             (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Net sales..................  $  676,951    $  708,971    $  784,616    $  787,356    $  783,941
  Gross profit...............     283,186       295,199       321,105       304,959       269,054
  Operating income...........     135,784       137,689        66,177       145,978        81,353
  Interest expense...........      38,333        73,612        75,564        78,552        81,166
  Income from continuing
     operations before income
     taxes and extraordinary
     losses..................     116,388       104,219        27,168        76,454       144,931
  Income from continuing
     operations before
     extraordinary losses....      60,683        51,702         2,779        49,632        94,106
  Net income.................      53,933        54,005         4,812        74,930        94,106
  Income from continuing
     operations per common
     share:
     Basic...................  $     1.13    $      .96    $      .05    $      .72    $     1.38
     Diluted.................  $     1.13    $      .96    $      .05    $      .72    $     1.38
OTHER DATA:
  Depreciation...............  $   37,801    $   41,236    $   49,272    $   48,590    $   51,293
  Goodwill amortization......      13,200        13,294        15,025        16,344        16,192
  Capital expenditures and
     acquisitions............      51,411        67,674       163,850       108,955        58,382

                                                          DECEMBER 31,
                               ------------------------------------------------------------------
                                  1996          1997          1998          1999          2000
                               ----------    ----------    ----------    ----------    ----------
                                                          (THOUSANDS)
BALANCE SHEET DATA:
  Total working capital......  $  476,846    $  322,080    $  406,654    $  438,083    $  339,751
  Total assets...............   1,600,114     1,483,977     1,763,870     1,835,308     1,960,284
  Long-term debt less current
     maturities..............     834,284       798,762       896,095       820,141       524,780
  Stockholders' equity.......      42,653       261,841       501,723       587,261       691,335

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To International Specialty Products Inc.:

     We have audited the accompanying consolidated balance sheets of International Specialty Products Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, appearing on pages F-12 to F-43 of this Form 10-K, present fairly, in all material respects, the financial position of International Specialty Products Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 26, 2001

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1998          1999          2000
                                                          ----------    ----------    ----------
                                                          (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............................................  $ 784,616     $ 787,356     $ 783,941
Cost of products sold...................................   (463,511)     (482,397)     (514,887)
Selling, general and administrative.....................   (155,257)     (150,768)     (157,080)
Provision for restructuring, staff reduction and
  impairment loss.......................................    (73,049)         (410)      (14,429)
Merger-related expenses.................................    (12,786)           --            --
Gain on sale of assets..................................      1,189         8,541            --
Goodwill amortization...................................    (15,025)      (16,344)      (16,192)
                                                          ---------     ---------     ---------
Operating income........................................     66,177       145,978        81,353
Interest expense........................................    (75,564)      (78,552)      (81,166)
Gain on contract settlement.............................         --            --         3,450
Equity in earnings of joint venture.....................      1,455            --            --
Other income, net.......................................     35,100         9,028       141,338
                                                          ---------     ---------     ---------
Income from continuing operations before income taxes...     27,168        76,454       144,975
Income taxes............................................    (14,110)      (26,822)      (50,869)
Minority interest in income of subsidiary...............    (10,279)           --            --
                                                          ---------     ---------     ---------
Income from continuing operations.......................      2,779        49,632        94,106
                                                          ---------     ---------     ---------
Discontinued operation:
  Income from discontinued operation, net of income
     taxes..............................................      2,033         1,769            --
  Gain on sale of discontinued operation, net of income
     taxes of $12,725...................................         --        23,529            --
                                                          ---------     ---------     ---------
Income from discontinued operation......................      2,033        25,298            --
                                                          ---------     ---------     ---------
Net income..............................................  $   4,812     $  74,930     $  94,106
                                                          =========     =========     =========
Earnings per common share:
  Basic:
     Income from continuing operations..................  $     .05     $     .72     $    1.38
     Income from discontinued operation.................        .03           .37            --
                                                          ---------     ---------     ---------
     Net income.........................................  $     .08     $    1.09     $    1.38
                                                          =========     =========     =========
  Diluted:
     Income from continuing operations..................  $     .05     $     .72     $    1.38
     Income from discontinued operation.................        .03           .37            --
                                                          ---------     ---------     ---------
     Net income.........................................  $     .08     $    1.09     $    1.38
                                                          =========     =========     =========
Weighted average number of common and common equivalent
  shares outstanding:
  Basic.................................................     60,971        68,536        68,096
                                                          =========     =========     =========
  Diluted...............................................     61,278        68,685        68,096
                                                          =========     =========     =========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
                                                                    (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   23,309    $   18,181
  Investments in trading securities.........................      10,395       303,103
  Investments in available-for-sale securities..............     344,905       222,327
  Other short-term investments..............................      41,900        19,129
  Accounts receivable, trade, less reserve of $3,411 and
     $4,911.................................................      82,201        89,173
  Accounts receivable, other................................      23,410        19,596
  Receivable from related parties, net......................      16,901        11,624
  Inventories...............................................     151,775       150,948
  Other current assets......................................      20,569        36,928
                                                              ----------    ----------
          Total Current Assets..............................     715,365       871,009
Property, plant and equipment, net..........................     570,218       562,973
Excess of cost over net assets of businesses acquired, net
  of accumulated amortization of $149,688 and $165,880......     510,578       494,386
Other assets................................................      39,147        31,916
                                                              ----------    ----------
Total Assets................................................  $1,835,308    $1,960,284
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt...........................................  $   82,531    $  143,682
  Current maturities of long-term debt......................      38,543       224,419
  Accounts payable..........................................      63,852        58,238
  Accrued liabilities.......................................      86,350        91,309
  Income taxes..............................................       6,006        13,610
                                                              ----------    ----------
          Total Current Liabilities.........................     277,282       531,258
                                                              ----------    ----------
Long-term debt less current maturities......................     820,141       524,780
                                                              ----------    ----------
Deferred income taxes.......................................      89,796       151,181
                                                              ----------    ----------
Other liabilities...........................................      60,828        61,730
                                                              ----------    ----------
Commitments and Contingencies...............................
Stockholders' Equity:
  Preferred stock, $.01 par value per share; 20,000,000
     shares authorized: no shares issued....................          --            --
  Common stock, $.01 par value per share; 300,000,000 shares
     authorized: 69,546,456 shares issued...................         695           695
  Additional paid-in capital................................     486,137       485,629
  Unearned compensation -- restricted stock awards..........          --        (1,287)
  Treasury stock, at cost -- 754,199 and 3,135,192 shares...      (7,344)      (19,631)
  Retained earnings.........................................     119,822       213,928
  Accumulated other comprehensive income (loss).............     (12,049)       12,001
                                                              ----------    ----------
          Total Stockholders' Equity........................     587,261       691,335
                                                              ----------    ----------
Total Liabilities and Stockholders' Equity..................  $1,835,308    $1,960,284
                                                              ==========    ==========

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
                                                                         (THOUSANDS)
Cash and cash equivalents, beginning of year................  $  20,137   $  23,130   $  23,309
                                                              ---------   ---------   ---------
Cash provided by (used in) operating activities:
  Net income................................................      4,812      74,930      94,106
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Income from discontinued operation.....................     (2,033)    (25,298)         --
     Gain on sale of assets.................................     (1,189)     (8,541)         --
     Provision for restructuring, staff reduction and
       impairment loss......................................     73,049         410      14,429
     Depreciation...........................................     49,272      48,590      51,293
     Goodwill amortization..................................     15,025      16,344      16,192
     Deferred income taxes..................................     (6,816)      6,064      26,652
  (Increase) decrease in working capital items..............      2,842     (11,851)     (4,087)
  Purchases of trading securities...........................   (223,062)   (209,649)   (528,862)
  Proceeds from sales of trading securities.................    272,027     225,291     395,434
  (Increase) decrease in other assets.......................      3,136        (513)      5,807
  Increase in other liabilities.............................        128         503         115
  (Increase) decrease in receivable from related parties....     (3,645)     (9,132)      2,600
  Change in cumulative translation adjustment...............      2,975     (19,367)     (8,126)
  Other, net................................................      4,606         483       8,729
                                                              ---------   ---------   ---------
  Net cash provided by continuing operations................    191,127      88,264      74,282
  Net cash provided by discontinued operation...............      1,315       5,293          --
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................    192,442      93,557      74,282
                                                              ---------   ---------   ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions.....................   (163,850)   (108,955)    (58,382)
  Proceeds from sale-leaseback transaction..................     56,050          --          --
  Proceeds from sale of assets..............................      2,400      11,533          --
  Proceeds from sale of discontinued operation..............         --      62,000          --
  Purchases of available-for-sale securities................   (671,842)   (432,782)   (479,401)
  Purchases of held-to-maturity securities..................    (12,287)     (3,459)         --
  Purchases of other short-term investments.................    (10,000)     (5,600)         --
  Proceeds from sales of available-for-sale securities......    477,014     395,659     495,096
  Proceeds from held-to-maturity securities.................        311      15,746          --
  Proceeds from sales of other short-term investments.......         --      14,716      27,795
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (322,204)    (51,142)    (14,892)
                                                              ---------   ---------   ---------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable....     (4,951)      5,558      (2,485)
  Increase (decrease) in short-term debt....................     48,861      (6,866)     62,483
  Increase (decrease) in borrowings under revolving credit
     facility...............................................     97,600     162,400     (99,000)
  Repayments of long-term debt..............................       (643)   (200,378)    (10,615)
  Repurchases of common stock...............................     (9,326)     (4,987)    (15,458)
  Other, net................................................      1,214       2,037         557
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........    132,755     (42,236)    (64,518)
                                                              ---------   ---------   ---------
Net change in cash and cash equivalents.....................      2,993         179      (5,128)
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  23,130   $  23,309   $  18,181
                                                              =========   =========   =========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
                                                                         (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital
  items*:
  Accounts receivable.......................................  $  11,127   $ (17,276)  $    (279)
  Inventories...............................................    (12,290)      7,627      (4,459)
  Other current assets......................................        823         156         279
  Accounts payable..........................................      8,674       3,972      (5,614)
  Accrued liabilities.......................................     (6,910)     (1,616)     (1,761)
  Income taxes..............................................      1,418      (4,714)      7,747
                                                              ---------   ---------   ---------
     Net effect on cash from (increase) decrease in working
       capital items........................................  $   2,842   $ (11,851)  $  (4,087)
                                                              =========   =========   =========
Cash paid during the period for:
  Interest (net of amount capitalized)......................  $  76,589   $  83,948   $  80,338
  Income taxes paid.........................................     20,471      23,957      15,289
Acquisition of remaining 50% interest in GAF-Huls Chemie
  GmbH joint venture, net of $23,732 cash acquired**:
  Fair market value of assets acquired......................  $  48,003
  Purchase price of acquisition.............................     23,381
                                                              ---------
  Liabilities assumed.......................................  $  24,622
                                                              =========
Acquisition of Kelco Alginates business, net of $269 cash
  acquired:
  Fair market value of assets acquired......................              $  41,619
  Purchase price of acquisition***..........................                 39,731
                                                                          ---------
  Liabilities assumed.......................................              $   1,888
                                                                          =========

---------------
  * Working capital items exclude cash and cash equivalents, short-term investments, short-term debt and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 10); such proceeds are reflected in cash from financing activities.

 ** The Company had a 50% equity interest in the cash held by the joint venture prior to the acquisition, which was classified within "Other assets" on the Consolidated Balance Sheet.

*** The Company received a cash arbitration award in 2000 of $4.9 million which lowered the purchase price of the acquisition to $34.8 million.

        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             CAPITAL STOCK,
                                                               ADDITIONAL                 ACCUMULATED
                                                                PAID-IN                      OTHER
                                                                CAPITAL       TREASURY   COMPREHENSIVE              COMPREHENSIVE
                                                              AND UNEARNED     STOCK        INCOME       RETAINED      INCOME
                                                              COMPENSATION    AT COST       (LOSS)       EARNINGS      (LOSS)
                                                             --------------   --------   -------------   --------   -------------
                                                                                         (THOUSANDS)
Balance, December 31, 1997.................................     $212,951      $     --     $  8,810      $ 40,080
  Comprehensive income(loss), year ended December 31, 1998:
    Net income.............................................           --            --           --         4,812     $  4,812
                                                                                                                      --------
    Other comprehensive income (loss), net of tax:
    Unrealized holding losses, net of income tax benefit of
      $600.................................................           --            --       (5,546)           --       (5,546)
    Less: Reclassification adjustment for gains included in
      net income, net of income taxes of $13,322...........           --            --       26,782            --       26,782
                                                                                           --------                   --------
    Unrealized losses on available-for-sale securities.....           --            --      (32,328)           --      (32,328)
    Translation adjustment.................................           --            --        2,975            --        2,975
    Effect of the Merger on components of accumulated other
      comprehensive loss...................................           --            --         (196)           --         (196)
    Minimum pension liability adjustment...................           --            --       (4,022)           --       (4,022)
                                                                                                                      --------
  Comprehensive loss.......................................                                                           $(28,759)
                                                                                                                      ========
  Repurchases of common stock of ISP Holdings..............           --        (1,312)          --            --
  Effect of the Merger.....................................      275,982         1,312           --            --
  Repurchases of common stock -- 816,300 shares............           --        (9,326)          --            --
  Issuances under stock option plan -- 80,556 shares.......           --           938           --            --
  Excess of proceeds over cost of treasury stock issued....        1,570            --           --            --
  Effect of exercises of subsidiary's stock options........       (2,019)           --           --            --
  Effect of issuances of stock options as incentives.......        1,496            --           --            --
                                                                --------      --------     --------      --------
Balance, December 31, 1998.................................     $489,980      $ (8,388)    $(24,761)     $ 44,892
  Comprehensive income, year ended December 31, 1999:
    Net income.............................................           --            --           --        74,930     $ 74,930
                                                                                                                      --------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes of
      $12,054..............................................           --            --       27,949            --       27,949
    Less: Reclassification adjustment for gains included in
      net income, net of income taxes of $2,544............           --            --        2,068            --        2,068
                                                                                           --------                   --------
    Unrealized gains on available-for-sale securities......           --            --       25,881            --       25,881
                                                                                           --------                   --------
    Translation adjustment.................................           --            --      (19,367)           --      (19,367)
    Less: Reclassification adjustment for translation
      adjustment included in net income, net of income tax
      effect of $521.......................................           --            --       (1,483)           --       (1,483)
                                                                                           --------                   --------
    Net translation adjustment.............................           --            --      (17,884)           --      (17,884)
    Minimum pension liability adjustment...................           --            --        4,715            --        4,715
                                                                                                                      --------
  Comprehensive income.....................................                                                           $ 87,642
                                                                                                                      ========
  Repurchases of common stock -- 629,000 shares............           --        (4,987)          --            --
  Issuances under stock option plan -- 291,946 shares......           --         2,931           --            --
  Excess of cost of treasury stock issued over proceeds....         (890)           --           --            --
  Stock issued pursuant to executive purchase
    agreement -- 318,599 shares............................       (3,100)        3,100           --            --
  Effect of issuances of stock options as incentives.......          842            --           --            --
                                                                --------      --------     --------      --------
Balance, December 31, 1999.................................     $486,832      $ (7,344)    $(12,049)     $119,822
  Comprehensive income, year ended December 31, 2000:
    Net income.............................................           --            --           --        94,106     $ 94,106
                                                                                                                      --------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes of
      $71,382..............................................           --            --      142,995                    142,995
    Less: Reclassification adjustment for gains included in
      net income, net of income taxes of $53,430...........           --            --      110,819            --      110,819
                                                                                           --------                   --------
    Unrealized gains on available-for-sale securities......           --            --       32,176            --       32,176
    Translation adjustment.................................           --            --       (8,126)           --       (8,126)
                                                                                                                      --------
  Comprehensive income.....................................                                                           $118,156
                                                                                                                      ========
  Repurchases of common stock -- 2,772,938 shares..........           --       (15,458)          --            --
  Issuances under stock option plan -- 86,945 shares.......           --           831           --            --
  Excess of cost of treasury stock issued over proceeds....         (274)           --           --            --
  Issued for executive stock bonus awards -- 75,000
    shares.................................................         (275)          730           --            --
  Loans to executives......................................         (167)           --           --            --
  Stock issued for executive restricted stock
    plans -- 230,000 shares................................         (323)        1,610           --            --
  Unearned compensation related to restricted stock
    awards.................................................       (1,287)           --           --            --
  Effect of issuances of stock options as incentives.......          531            --           --            --
                                                                --------      --------     --------      --------
Balance, December 31, 2000.................................     $485,037      $(19,631)    $ 12,001      $213,928
                                                                ========      ========     ========      ========

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

     Prior to January 1, 1997, ISP Holdings was a wholly-owned subsidiary of GAF Corporation ("GAF"). ISP Holdings was formed on August 6, 1996 and 10 shares of its common stock were issued to GAF. On January 1, 1997, GAF effected a series of transactions (the "Separation Transactions") that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. Since this distribution, the Company has not been a direct or indirect subsidiary of GAF or its successor, G-I Holdings Inc. Effective November 2000, G-I Holdings Inc. became the successor by merger to GAF and certain of GAF's subsidiaries. References herein to "G-I Holdings" include G-I Holdings Inc. and any and all of its predecessor corporations, including GAF, G-I Holdings Inc. and GAF Fiberglass Corporation.

     The Company is engaged principally in the manufacture and sale of a wide range of specialty chemicals and mineral products. See Notes 17 and 18 for a description of and financial information relating to the Company's business segments and foreign and domestic operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     All subsidiaries are consolidated and intercompany transactions have been eliminated.

  Financial Statement Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates. Actual results could differ from those estimates. In the opinion of management, the financial statements herein contain all adjustments necessary to present fairly the financial position and the results of operations and cash flows of the Company for the periods presented. The Company has a policy to review the recoverability of long-lived assets and identify and measure any potential impairments. The Company does not anticipate any changes in management estimates that would have a material impact on operations, liquidity or capital resources.

  Short-term Investments

     For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in the results of operations. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and amounted to $1.8 and $34.0 million as of December 31, 1999 and 2000, respectively.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

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

     As of December 31, 1999 and 2000, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $57.4 and $20.9 million, respectively, and the amount of net unrealized gains (losses) on such instruments was ($0.3) million and $0, respectively. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. In addition, the U.S. dollar equivalent notional value of foreign exchange contracts outstanding as of December 31, 1999 and 2000, which were entered into as a hedge of non-local currency intercompany loans, was $33.9 and $17.0 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans.

     The Company continually monitors its risk from the effects of foreign currency fluctuations on its operations and on the derivative products used to hedge its risk. The Company utilizes real-time, on-line foreign exchange data and news as well as evaluation of economic information provided by financial

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

institutions. Mark-to-market valuations are made on a regular basis. Hedging strategies are approved by senior management before being implemented.

  Interest Rate Swaps

     Gains (losses) on interest rate swap agreements ("interest rate swaps") are deferred and amortized as a reduction (increase) of interest expense over the remaining life of the debt issue with respect to which the interest rate swaps were entered.

  New Accounting Standard

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

     The Company adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company will be affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard will be an after-tax loss of approximately $0.4 million, which will be recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

     The Company maintains a $400 million bank revolving credit facility (see
Note 13), with the majority of outstanding borrowings against this facility indexed to LIBOR. The Company will designate interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in LIBOR. The interest rate swaps are structured to receive interest based on LIBOR and pay interest on a fixed rate basis. A cash flow hedging relationship will be established whereby the interest rate swaps will hedge the risk of changes in LIBOR related to forecasted borrowings against the bank credit facility.

  Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. The effects of these translation adjustments are reported in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and amounted to $(13.9) and $(22.0) million as of December 31, 1999 and 2000, respectively. Income and expenses are translated at average exchange rates prevailing during the year. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, and translation adjustments of subsidiaries in countries with highly inflationary economies, are included in "Other income, net."

  Excess of Cost Over Net Assets of Businesses Acquired ("Goodwill")

     Goodwill, which arose principally from the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings, and as a result of the Merger (see Note 1), is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value.

  Revenue Recognition

     Revenue is recognized at the time products are shipped to the customer.

  Debt Issuance Costs

     Debt issuance costs are amortized to expense over the life of the related debt.

  Research and Development

     Research and development costs are charged to operations as incurred and amounted to $25.9, $23.0 and $25.6 million for 1998, 1999 and 2000, respectively.

  Earnings per Common Share

     Basic Earnings per Share are calculated based on the total weighted average number of shares of the Company's common stock outstanding during the period. Diluted Earnings per Share for periods subsequent to the Merger give effect to all potential dilutive common shares outstanding during the period under the Company's stock option plans (see Note 15).

  Investment in Joint Venture

     Prior to April 1, 1998, the Company had a 50% equity ownership in GAF-Huls Chemie GmbH, now known as ISP Marl GmbH ("ISP Marl"), a joint venture which operated a chemical manufacturing plant in Germany, and was accounted for by the equity method. Effective April 1, 1998, the Company acquired the remaining 50% interest in ISP Marl (see Note 9). Dividends received by the Company from the joint venture totaled $8.1 million in 1998.

  Environmental Liability

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability in respect of such environmental matters, and certain other environmental compliance expenses, as of December 31, 2000, is $20.7 million, before reduction for insurance recoveries reflected on its Consolidated Balance Sheet of $11.8 million. The Company's liability is reflected on an undiscounted basis. See Note 19 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     Changes in the components of "Accumulated other comprehensive income
(loss)" for the years 1998, 1999 and 2000 are as follows:

                                     UNREALIZED      CUMULATIVE                    ACCUMULATED
                                   GAINS (LOSSES)      FOREIGN       MINIMUM          OTHER
                                   ON AVAILABLE-      CURRENCY       PENSION      COMPREHENSIVE
                                      FOR-SALE       TRANSLATION    LIABILITY        INCOME
                                     SECURITIES      ADJUSTMENT     ADJUSTMENT       (LOSS)
                                   --------------    -----------    ----------    -------------
                                                           (THOUSANDS)
Balance, December 31, 1997.......     $  8,007        $  1,385       $  (582)       $  8,810
Change for the year 1998.........      (32,044)          2,606        (4,133)        (33,571)
                                      --------        --------       -------        --------
Balance, December 31, 1998.......     $(24,037)       $  3,991       $(4,715)       $(24,761)
Change for the year 1999.........       25,881         (17,884)        4,715          12,712
                                      --------        --------       -------        --------
Balance, December 31, 1999.......     $  1,844        $(13,893)      $    --        $(12,049)
Change for the year 2000.........       32,176          (8,126)           --          24,050
                                      --------        --------       -------        --------
Balance, December 31, 2000.......     $ 34,020        $(22,019)      $    --        $ 12,001
                                      ========        ========       =======        ========

NOTE 3. SHORT-TERM INVESTMENTS

     Included in "Investments in available-for-sale securities" at December 31, 1999 was a $149.5 million investment (based on market value) in Life Technologies, Inc. ("Life Technologies"), a 75%-owned subsidiary of Dexter Corporation ("Dexter"). Such investment represented approximately 14% of the outstanding common stock of Life Technologies at December 31, 1999. Also included in "Investments in available-for-sale securities" at December 31, 1999 was a $91.4 million investment (based on market value) in Dexter, representing approximately 10% of the outstanding common stock of Dexter at that date. Dexter and Life Technologies were acquired by Invitrogen Corporation ("Invitrogen") in a merger completed in September 2000. The Company sold its shares of Dexter common stock prior to the merger and also sold all of the Invitrogen common stock that it received in the merger for its Life Technologies shares, resulting in net gains, after expenses, in 2000 of $127.6 million. The total gain related to these investments was approximately $150 million prior to expenses, of which a total of $16.4 million was recognized in 1998 and 1999.

     Included in "Investments in available-for-sale securities" at December 31, 2000 is a $204.3 million investment (based on market value) in Hercules Incorporated ("Hercules"). Such investment represented approximately 9.9% of the outstanding common stock of Hercules at December 31, 2000.

     "Other income, net," includes $43.2, $17.9 and $163.3 million of net realized and certain unrealized gains on securities in 1998, 1999 and 2000, respectively. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method. Internal costs for managing the Company's short-term investment portfolio and generating investment income have been charged against "Other income, net," in the amount of $3.0, $3.0 and $4.3 million for the years 1998, 1999 and 2000, respectively.

     As of December 31, 1999 and 2000, the market value of the Company's equity securities held long was $359.2 and $486.8 million, respectively, and the Company had $56.8 and $251.2 million, respectively, of short positions in common stocks, based on market value. The Company enters into equity-related financial instruments as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 2000, the value of equity-related long contracts was $40.1 million, which are marked-to-market each month, with unrealized gains and losses included in the results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker/dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 4. PROVISION FOR RESTRUCTURING, STAFF REDUCTION AND IMPAIRMENT LOSS

     The Company announced in January 1999 that it was shutting down its butanediol production unit at its Calvert City, Kentucky manufacturing facility. The decision to shut down this production unit, the Company's highest-cost butanediol production, resulted from significant adverse changes in the butanediol market and the Company's acquisition of the remaining 50% interest in ISP Marl (see Note 9). Accordingly, the Company recorded a one-time restructuring charge against operating income in 1998 of $42.7 million, as detailed below.

     In conjunction with the decision to shut down the butanediol production unit in Calvert City, the Company also reviewed its butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities to determine if the carrying amount of such assets was recoverable. As a result of determining that the expected undiscounted cash flows of the assets was less than their carrying amount, the Company recognized an impairment loss of $16.6 million in 1998 and wrote down these assets to fair value.

     Prior to acquiring the remaining 50% interest in ISP Marl, the Company intended to acquire or develop a European manufacturing facility to meet the needs of the Company's European business. Costs incurred in previous years for this project totaled $10.7 million, representing site evaluation, engineering, infrastructure and future technology. Based on the Company's decision to discontinue this project as no longer needed due to the adverse changes in the butanediol market and the ISP Marl acquisition, these costs were no longer recoverable and were written off in the fourth quarter of 1998.

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

     The components of the $73.0 million provision for restructuring and impairment loss in 1998 are as follows:

                                                              (MILLIONS)
                                                              ----------
Write-off of Calvert City production assets.................    $22.1
Impairment loss on Texas City and Seadrift assets...........     16.6
Write-off of goodwill related to the butanediol business....     13.1
Write-off of fixed asset costs related to the terminated
  European expansion project................................     10.7
Accrual for decommissioning, demolition and remediation
  costs.....................................................      4.7
Accrual for severance costs.................................      0.9
Accrual for costs related to the termination of raw material
  contracts and other related costs.........................      1.9
Accrual for consolidation of European offices...............      3.0
                                                                -----
Total provision.............................................    $73.0
                                                                =====

     Of the total $70.0 million provision recorded in the fourth quarter of 1998, $7.5 million represented cash costs to be incurred, including severance costs of $0.9 million for 41 terminated employees who were operators and supervisors in the butanediol production unit that was shut down. During 1999, $4.8 million of costs were charged to this accrual, principally for decommissioning activities and severance. In 1999, the Company reversed $1.9 million of such previously recorded restructuring reserves, representing an excess demolition reserve of $0.8 million and $1.1 million of other reserves, mainly for raw material contract terminations, which were no longer required. The total restructuring reserve balance as of December 31, 1999 was $0.8 million. This program was completed in the third quarter of 2000.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 4. PROVISION FOR RESTRUCTURING, STAFF REDUCTION AND IMPAIRMENT LOSS -- (CONTINUED)

     As a result of the write-off of property, plant and equipment and goodwill discussed above, the Company's depreciation expense was lowered by approximately $4.5 million per year and goodwill amortization was lowered by approximately $0.4 million per year.

     In the third quarter of 1999, the Company implemented a staff reduction program impacting corporate and worldwide executive and administrative staff positions. As a result, a total of 79 positions were eliminated in 1999 through normal attrition or termination, for which the Company recorded a pre-tax provision for severance of $2.3 million. The applicable severance reserve remaining as of December 31, 1999 was $0.5 million, and this program was completed in the second quarter of 2000.

     As discussed above, as part of the 1998 restructuring program, the Company wrote down to fair value the butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities. In December 2000, the Company shut down production at the Seadrift facility and shut down production of butanediol at the Texas City facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, as detailed below. Also, in connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down substantially all of its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, as detailed below.

     The components of the $14.4 million provision for restructuring in 2000 are as follows:

                                                                       TEXAS CITY/
                                                         BELLEVILLE     SEADRIFT
                                                         ----------    -----------
                                                                (MILLIONS)
Write-off of production assets.........................    $10.4          $0.4
Accrual for severance costs............................      0.9           0.7
Accrual for decommissioning and remediation............       --           1.4
Accrual for other related costs........................      0.6            --
                                                           -----          ----
Total provision........................................    $11.9          $2.5
                                                           =====          ====

     Of the total $14.4 million restructuring provision, $3.6 million represents cash costs to be incurred, including severance costs of $0.9 million for 33 plant management, supervisors and operators to be terminated at the Belleville plant and severance costs of $0.7 million for 10 supervisors and operators at the Texas City and Seadrift plants. These restructuring programs are expected to be completed by the end of 2001. As a result of the write-off of property, plant and equipment, the Company estimates that its depreciation expense will be lowered by approximately $1.4 million per year.

NOTE 5. GAIN ON CONTRACT SETTLEMENT

     In the first quarter of 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products segment.

NOTE 6. DISPOSITION OF ASSETS

     In September 1998, the Company sold its tennis court materials business that was part of the Mineral Products business segment, which resulted in a pre-tax gain of $1.2 million. The tennis court materials business accounted for $1.4 million of sales in 1998. As a result, the sale did not have a material impact on the Company's results of operations for the year 1999.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 6. DISPOSITION OF ASSETS -- (CONTINUED)

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

NOTE 7. DISCONTINUED OPERATION

     On October 1, 1999, the Company sold the stock of its Filter Products subsidiaries to Hayward Industrial Products, Inc. for a purchase price of $62 million. The gain on the sale was $23.5 million, after income taxes of $12.7 million. Accordingly, the Filter Products business segment is reported as a discontinued operation in the Consolidated Financial Statements.

     Summary operating results for the Filter Products business are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1999
                                                           -------    -------
                                                              (THOUSANDS)
Net sales................................................  $39,322    $28,730
                                                           =======    =======
Income before income taxes...............................  $ 3,248    $ 2,726
Income taxes.............................................   (1,215)      (957)
                                                           -------    -------
Net income...............................................  $ 2,033    $ 1,769
                                                           =======    =======

NOTE 8. INCOME TAXES

     Income tax (provision) benefit for continuing operations consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
                                                               (THOUSANDS)
Federal:
  Current..........................................  $   (370)   $ (1,342)   $ (3,296)
  Deferred.........................................     6,598     (10,403)    (35,258)
                                                     --------    --------    --------
          Total Federal............................     6,228     (11,745)    (38,554)
                                                     --------    --------    --------
Foreign:
  Current..........................................   (19,106)    (16,830)    (17,466)
  Deferred.........................................        --       5,185       9,076
                                                     --------    --------    --------
          Total foreign............................   (19,106)    (11,645)     (8,390)
                                                     --------    --------    --------
State and local:
  Current..........................................    (1,450)     (2,586)     (3,455)
  Deferred.........................................       218        (846)       (470)
                                                     --------    --------    --------
          Total state and local....................    (1,232)     (3,432)     (3,925)
                                                     --------    --------    --------
Income tax provision...............................  $(14,110)   $(26,822)   $(50,869)
                                                     ========    ========    ========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8. INCOME TAXES -- (CONTINUED)

     The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1999        2000
                                                     --------    --------    --------
                                                               (THOUSANDS)
Statutory tax provision............................  $ (9,509)   $(26,746)   $(50,741)
Impact of:
  Foreign operations...............................     2,022       4,388       5,768
  State and local taxes, net of Federal benefits...      (801)     (2,231)     (2,552)
  Nondeductible goodwill amortization..............    (9,858)     (5,723)     (5,668)
  Percentage depletion.............................     1,929       1,943       1,521
  Other, net.......................................     2,107       1,547         803
                                                     --------    --------    --------
Income tax provision...............................  $(14,110)   $(26,822)   $(50,869)
                                                     ========    ========    ========

     The components of the net deferred tax liability are as follows:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                             (THOUSANDS)
Deferred tax liabilities related to:
  Property, plant and equipment........................  $ 96,444    $101,959
  Other................................................    30,290      78,212
                                                         --------    --------
          Total deferred tax liabilities...............   126,734     180,171
                                                         --------    --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes...........   (20,185)    (23,742)
  Deferred income......................................       (67)         --
  Carryover AMT and R&D credits........................   (11,347)    (11,970)
  Other................................................   (18,095)    (22,672)
                                                         --------    --------
          Total deferred tax assets....................   (49,694)    (58,384)
                                                         --------    --------
Net deferred tax liability.............................    77,040     121,787
Deferred tax assets reclassified to other current
  assets...............................................    12,756      29,394
                                                         --------    --------
Noncurrent deferred tax liability......................  $ 89,796    $151,181
                                                         ========    ========

     The Company was a party to tax sharing agreements with members of the consolidated group that included GAF and G-I Holdings Inc. (the "G-I Holdings Group"). Since the Separation Transactions, the Company has not been included in the consolidated Federal income tax returns of the G-I Holdings Group, and therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of the Company for periods subsequent to the Separation Transactions. The Company remains obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to the Separation Transactions. Among other things, those tax sharing agreements provide for the sharing of the G-I Holdings Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to G-I Holdings equal to the Company's allocable share of the G-I Holdings Group's consolidated tax liability. Furthermore, those tax sharing agreements provide for an

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8. INCOME TAXES -- (CONTINUED)

indemnification to the Company for any tax liability attributable to another member of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. G-I Holdings has agreed to indemnify the Company against any tax liability associated with the surfactants partnership, which the Company would be severally liable for, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. In light of G-I Holdings' recent bankruptcy filing, G-I Holdings may not have sufficient assets to satisfy its indemnification obligations to the Company. See Note 19.

NOTE 9. ACQUISITIONS

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

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 10. SALE OF ACCOUNTS RECEIVABLE

     In June 1993, the Company sold its domestic trade accounts receivable, without recourse, for a maximum of $25 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time. The agreement under which the Company sells its domestic trade accounts receivable was renewed each year through 1998 for one-year periods on substantially the same terms and conditions, and the maximum purchase amount was increased in January 1998 to provide for up to $33 million in cash. In June 1999, the agreement was extended through May 2000, and the maximum purchase amount was increased to provide for up to $36 million in cash. The agreement has been extended through May 2001 on the same terms and conditions. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income, net" and amounted to $1.8, $2.5 and $2.3 million in 1998, 1999 and 2000, respectively.

NOTE 11. INVENTORIES

     Inventories comprise the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        2000
                                                         --------    --------
                                                             (THOUSANDS)
Finished goods.........................................  $107,583    $ 93,356
Work-in-process........................................    18,457      29,022
Raw materials and supplies.............................    25,735      28,570
                                                         --------    --------
Inventories............................................  $151,775    $150,948
                                                         ========    ========

     At December 31, 1999 and 2000, $47.7 and $38.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $2.7 million higher at December 31, 1999 and $0.1 million lower at December 31, 2000.

NOTE 12. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment comprises the following:

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         2000
                                                       ---------    ---------
                                                            (THOUSANDS)
Land and land improvements...........................  $  76,111    $  78,236
Buildings and building equipment.....................     99,800      105,279
Machinery and equipment..............................    586,831      630,751
Construction in progress.............................     75,879       60,326
                                                       ---------    ---------
          Total......................................    838,621      874,592
Less accumulated depreciation........................   (268,403)    (311,619)
                                                       ---------    ---------
Property, plant and equipment, net...................  $ 570,218    $ 562,973
                                                       =========    =========

     See Note 19 for information regarding capital leases.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt comprises the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999        2000
                                                        --------    ---------
                                                             (THOUSANDS)
9% Senior Notes due 2003..............................  $324,508    $ 324,638
9 3/4% Senior Notes due 2002..........................   199,871      199,871
Borrowings under revolving credit facility............   295,000      196,000
Obligation on mortgaged property, due January 2001....    38,125       28,125
Obligations under capital leases (Note 19)............       945          533
Other.................................................       235           32
                                                        --------    ---------
          Total long-term debt........................   858,684      749,199
Less current maturities...............................   (38,543)    (224,419)
                                                        --------    ---------
Long-term debt less current maturities................  $820,141    $ 524,780
                                                        ========    =========

     In October 1996, the Company issued $325 million principal amount of 9% Senior Notes due 2003 (the "9% Senior Notes"). The net cash proceeds of $317.2 million were utilized to consummate a cash tender offer for all of the G-I Holdings Inc. Senior Discount Notes and Series B Senior Discount Notes due 1998.

     In October 1996, the Company consummated an offer to exchange (the "Exchange Offer") $1,000 principal amount of 9 3/4% Senior Notes due 2002 (the "9 3/4% Senior Notes") for each $1,000 principal amount of the G-I Holdings Inc. Series B 10% Senior Notes due 2006 (the "10% Notes"). Pursuant to the Exchange Offer, an aggregate amount of $199.9 million of 9 3/4% Senior Notes were issued to the former holders of the 10% Notes.

     Holders of the 9% Senior Notes and the 9 3/4% Senior Notes (collectively, the "Notes") have the right to require the Company to purchase the Notes at a price of 101% of their principal amount, and the Company has the right to redeem the Notes at their principal amount plus the Applicable Premium (as defined), together with any accrued and unpaid interest, in the event of a Change of Control (as defined). Under the indentures relating to the Notes, the incurrence of additional debt and the issuance of preferred stock by the Company would be restricted unless, subject to certain exceptions, the ratio of consolidated income before income taxes, interest, depreciation and amortization expense to the consolidated interest expense (as defined) for the most recently completed four fiscal quarters is at least 2 to 1. For the four quarters ended December 31, 2000, the Company was in compliance with such test.

     In connection with the issuance of the 9% Senior Notes which matured on March 1, 1999 (the "9% Notes"), the Company entered into interest rate swaps with banks in an aggregate notional principal amount of $200 million. In 1993, the Company terminated the interest rate swaps, resulting in gains of $25.1 million, and entered into new interest rate swaps. The gains were deferred and were amortized as a reduction of interest expense over the remaining life of the 9% Notes. In 1998, the Company entered into forward-starting interest rate swaps in the aggregate notional principal amount of $125 million in order to convert to fixed rates $125 million of its exposure to floating interest rates. Such interest rate swaps matured on March 1, 1999.

     In July 1996, the Company entered into a five-year revolving credit facility (the "Credit Agreement") with a group of banks, which provides for loans of up to $400 million and letters of credit of up to $75 million. Borrowings under the Credit Agreement bear interest at a floating rate (7.12% on December 31, 2000) based on the banks' base rate, federal funds rate, Eurodollar rate or a competitive bid rate (which may be based on LIBOR or money market rates), at the option of the Company. As of December 31, 2000, letters of credit in the amount of $5.6 million were outstanding under the Credit Agreement. During 1997, the Company entered

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

into five-year interest rate swaps with banks in the aggregate notional principal amount of $100 million in order to fix a portion of its interest expense and reduce its exposure to floating interest rates. These interest rate swaps require the Company to pay a fixed rate and receive LIBOR for a period of five years. Based on the fair value of the outstanding interest rate swaps at December 31, 2000, the Company would have incurred a loss of $0.8 million, representing the estimated amount that would be payable by the Company if the interest rate swaps were terminated at such date.

     The Company may be considered to be at risk, to the extent of the costs of replacing such interest rate swaps at current market rates, in the event of nonperformance by counterparties. However, since the counterparties are major financial institutions, the credit ratings of which are continually monitored by the Company, the risk of such nonperformance is considered by the Company to be remote.

     At December 31, 2000, the Company had a $28.1 million mortgage obligation on its headquarters property. This mortgage was repaid in January 2001. Interest on the mortgage was at a floating rate based on LIBOR.

     Borrowings by the Company, including those under the Credit Agreement, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the Notes. As of December 31, 2000, the Company was in compliance with such covenants, and the application of such covenants would not have restricted the amount available for borrowing under the Credit Agreement. The Credit Agreement and the indentures relating to the Notes also limit the amount of cash dividends, purchases of treasury stock, and other restricted payments (as defined) by the Company. As of December 31, 2000, under the most restrictive of such limitations, the Company could have paid dividends and other restricted payments of up to $91.9 million.

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

     The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. The Credit Agreement also provides for adjustments to the interest rate if there is a change in the credit rating of the Company. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 9% Senior Notes as of December 31, 1999 and 2000 was $318.8 and $246.7 million, respectively, and the estimated fair value of the 9 3/4% Senior Notes as of December 31, 1999 and 2000 was $200.4 and $165.9 million, respectively.

     The aggregate maturities of long-term debt as of December 31, 2000 for the next five years are as follows:

                                                           (THOUSANDS)
                                                           -----------
2001.....................................................   $224,419
2002.....................................................    199,996
2003.....................................................    324,779
2004.....................................................          4
2005.....................................................          1

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13. LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

     In the above table, maturities in 2001 include the $196.0 million of borrowings outstanding under the Credit Agreement as of December 31, 2000, based on the expiration of the Credit Agreement in July 2001, and the $28.1 million mortgage obligation. Maturities in 2002 include the $199.9 million of 9 3/4% Senior Notes. Maturities in 2003 include the $324.6 million of 9% Senior Notes, based on their accreted value as of December 31, 2000.

     At December 31, 2000, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $8.9 million, of which $3.9 million were unused. The weighted-average interest rate on the Company's short-term borrowings as of December 31, 1999 and 2000 was 5.7% and 7.0%, respectively.

NOTE 14. BENEFIT PLANS

     Eligible, full-time employees of the Company are covered by various benefit plans, as described below.

  Defined Contribution Plan

     The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of the Company's common stock), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $8.0, $8.1 and $7.7 million for 1998, 1999 and 2000, respectively.

  Defined Benefit Plans

     The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

     ISP Marl provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

     The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:

                                               HOURLY RETIREMENT PLAN           ISP MARL PLAN
                                             ---------------------------   ------------------------
                                               YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                             ---------------------------   ------------------------
                                              1998      1999      2000      1998     1999     2000
                                             -------   -------   -------   ------   ------   ------
                                                                  (THOUSANDS)
Service cost...............................  $   313   $   310   $   247    $140     $176     $ 99
Interest cost..............................    1,586     1,678     1,811     172      236      132
Expected return on plan assets.............   (2,366)   (2,314)   (2,633)     --       --       --
Amortization of actuarial losses...........       --       215        40      --       12       --
Amortization of unrecognized prior service
  cost.....................................      174       174       190      12       11        7
                                             -------   -------   -------    ----     ----     ----
Net periodic pension cost (income).........  $  (293)  $    63   $  (345)   $324     $435     $238
                                             =======   =======   =======    ====     ====     ====

     The following tables set forth, for the years 1999 and 2000, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status, amounts recognized in the

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14. BENEFIT PLANS -- (CONTINUED)

Consolidated Balance Sheets and changes in Accumulated Other Comprehensive Income (Loss) related to the Hourly Retirement Plan and the ISP Marl Plan:

                                              HOURLY RETIREMENT PLAN      ISP MARL PLAN
                                              ----------------------    ------------------
                                                   DECEMBER 31,            DECEMBER 31,
                                              ----------------------    ------------------
                                                1999         2000        1999       2000
                                              ---------    ---------    -------    -------
                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year...   $24,015      $23,429     $ 3,378    $ 3,796
  Service cost..............................       310          247         176         99
  Interest cost.............................     1,678        1,811         236        132
  Plan amendments...........................        --          236          --         --
  Actuarial (gains) losses..................    (1,574)       1,028           6       (862)
  Benefits paid.............................    (1,000)      (1,345)         --         --
                                               -------      -------     -------    -------
  Benefit obligation at end of year.........    23,429       25,406       3,796      3,165
                                               -------      -------     -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of
     year...................................    21,008       23,661          --         --
  Actual return on plan assets..............     2,602        3,959          --         --
  Employer contributions....................     1,051        1,857          --         --
  Benefits paid.............................    (1,000)      (1,345)         --         --
                                               -------      -------     -------    -------
  Fair value of plan assets at end of
     year...................................    23,661       28,132          --         --
                                               -------      -------     -------    -------
Reconciliation of funded status:
  Funded status.............................       232        2,726      (3,796)    (3,165)
  Transition obligation.....................        --           --         159         96
  Unrecognized prior service cost...........     1,062        1,109         515        (64)
  Unrecognized actuarial losses.............     2,637        2,299          --         --
                                               -------      -------     -------    -------
     Net amount recognized in Consolidated
       Balance Sheets.......................   $ 3,931      $ 6,134     $(3,122)   $(3,133)
                                               =======      =======     =======    =======
Amounts recognized in Consolidated Balance
  Sheets:
  Prepaid (accrued) benefit cost............   $ 3,931      $ 6,134     $(3,122)   $(3,133)
  Intangible asset..........................        --           --          --         --
  Accumulated other comprehensive loss......        --           --          --         --
                                               -------      -------     -------    -------
  Net amount recognized.....................   $ 3,931      $ 6,134     $(3,122)   $(3,133)
                                               =======      =======     =======    =======
Change for the year in accumulated other
  comprehensive loss:
  Change in intangible asset................   $ 1,236           --          --         --
  Change in additional minimum liability....    (5,951)          --          --         --
                                               -------
  Total.....................................   $(4,715)          --          --         --
                                               =======

     In determining the projected benefit obligation, the weighted-average assumed discount rate was 7.75% and 7.50% for 1999 and 2000, respectively, for the Hourly Retirement Plan, and was 6.5% for each year for the ISP Marl Plan. The expected long-term rate of return on assets, used in determining net periodic pension cost

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14. BENEFIT PLANS -- (CONTINUED)

(income) for the Hourly Retirement Plan, was 11% for 1999 and 2000 and was 7% for each year for the ISP Marl Plan.

     The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $1.0, $0.9 and $1.2 million for 1998, 1999 and 2000, respectively.

  Postretirement Medical and Life Insurance

     The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced as of January 1, 2000.

     The net periodic postretirement benefit cost included the following components:

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------
                                                             1998     1999     2000
                                                             -----    -----    -----
                                                                   (THOUSANDS)
Service cost...............................................  $   6    $   7    $ 109
Interest cost..............................................    619      608      576
Amortization of unrecognized prior service cost............   (179)    (179)    (284)
                                                             -----    -----    -----
Net periodic postretirement benefit cost...................  $ 446    $ 436    $ 401
                                                             =====    =====    =====

     The following table sets forth, for the years 1999 and 2000, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
                                                              (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year................  $ 9,249    $ 7,640
  Service cost...........................................        7        109
  Interest cost..........................................      608        576
  Effect of plan amendments..............................       --     (1,750)
  Actuarial (gains) losses...............................   (1,393)     2,051
  Benefits paid, net of participant contributions........     (831)      (458)
                                                           -------    -------
  Benefit obligation at end of year......................    7,640      8,168
                                                           -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year.........       --         --
  Employer contributions.................................      831        458
  Benefits paid, net of participant contributions........     (831)      (458)
                                                           -------    -------
  Fair value of plan assets at end of year...............       --         --
                                                           -------    -------
Reconciliation of funded status:
  Funded status..........................................   (7,640)    (8,168)
  Unrecognized prior service cost........................     (975)    (2,440)
  Unrecognized actuarial (gains) losses..................   (1,209)       842
                                                           -------    -------
     Net amount recognized in Consolidated Balance Sheets
       as accrued benefit cost...........................  $(9,824)   $(9,766)
                                                           =======    =======

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14. BENEFIT PLANS -- (CONTINUED)

     For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2000 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $400 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2000 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 4.5% and 6%, respectively, by the year 2009 and remain at that level thereafter. The weighted-average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75% and 7.50% for 1999 and 2000, respectively.

     The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 and 2000 by $346,000 and $156,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1999 and 2000 by $25,000 and $11,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 and 2000 by $308,000 and $138,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 1999 and 2000 by $22,000 and $10,000, respectively.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS

     The 1991 Incentive Plan for Key Employees and Directors, as amended (the "1991 Plan"), authorized the grant of options to purchase a maximum of 13,000,000 shares of the Company's common stock. The Compensation Committee of the Board of Directors (the "Committee") determined the exercise price and vesting schedule of options granted under the 1991 Plan. In 1995 through 1999, the Company granted options to certain employees to purchase an aggregate of 3,217,020 shares of the Company's common stock at exercise prices ranging from $.625 to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is being recognized as compensation expense over the vesting period of 2 1/2 to 5 years. Compensation expense for such options was $1.9, $0.8 and $0.5 million in 1998, 1999 and 2000, respectively. All other employee options granted under the 1991 Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors. The 1991 Plan expired in accordance with its terms in June 2000, and no additional options will be granted under the 1991 Plan.

     Effective July 1, 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"), subject to stockholder approval, which authorizes the grant of options to purchase a maximum of 200,000 shares of the Company's common stock. Under the 2000 Plan, each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of common stock (the "Initial Option") on the date such person becomes an eligible director and an additional non-qualified option to purchase 3,000 shares of common stock (an "Additional Option") on each anniversary of the date of grant of the Initial Option. The term of each option granted is nine years. Initial Options are subject to a three-year vesting period, commencing on the first anniversary of the date of grant, and Additional Options are subject to a one-year vesting period, becoming exercisable in full on the first anniversary of the date of grant. The exercise price of the options is equal to the fair market value of such shares on the date of grant. During 2000, subject to stockholder approval of the 2000 Plan, the Company granted 15,000 options pursuant to the 2000 Plan, of which 12,000 options were outstanding at December 31, 2000.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS -- (CONTINUED)

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the 1991 Plan and the 2000 Plan (collectively, the "Plans"). If the Company had elected to recognize compensation cost based on the fair value of awards under the Plans at grant dates, the Company's pro forma net income for the years 1998, 1999 and 2000 would have been $2.2, $71.2 and $90.6 million, respectively, and pro forma basic earnings per share would have been $.04, $1.04 and $1.33, respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

     The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

     The following is a summary of transactions pertaining to the Plans:

                                        YEAR ENDED             YEAR ENDED             YEAR ENDED
                                     DECEMBER 31, 1998      DECEMBER 31, 1999      DECEMBER 31, 2000
                                    -------------------    -------------------    -------------------
                                               WEIGHTED               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE                AVERAGE
                                    SHARES     EXERCISE    SHARES     EXERCISE    SHARES     EXERCISE
                                    (000'S)     PRICE      (000'S)     PRICE      (000'S)     PRICE
                                    -------    --------    -------    --------    -------    --------
Outstanding, January 1............   4,733      $ 9.68      6,989      $12.06      8,028      $10.93
Granted...........................   3,117       15.05      3,468        9.47         20        6.12
Exercised.........................    (351)       7.70       (292)       7.03        (87)       6.40
Exchanged for Incentive Plan
  Units...........................      --          --         --          --     (2,033)      10.94
Forfeited.........................    (510)      11.19     (2,137)      12.78     (1,303)      11.62
                                     -----                 ------                 ------
Outstanding, December 31..........   6,989       12.06      8,028       10.93      4,625       10.50
                                     =====                 ======                 ======
Options exercisable, December
  31..............................   2,190       10.63      3,162       10.81      2,669       10.24
                                     =====                 ======                 ======

     Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1998, 1999 and 2000 under the Plans for which the exercise price equaled the fair market value of such shares on the date of grant was $4.40, $2.91 and $1.81 per share, respectively, and such weighted-average fair value of options granted in 1998 and 1999 for which the exercise price was less than the fair market value of such shares on the date of grant was $6.42 and $5.64 per share, respectively; all options granted in 2000 were at exercise prices equal to the fair market value at the date of grant.

     The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 2000:

                      STOCK OPTIONS OUTSTANDING
                   --------------------------------   STOCK OPTIONS EXERCISABLE
                                         WEIGHTED     --------------------------
                             WEIGHTED     AVERAGE                     WEIGHTED
                             AVERAGE     REMAINING                    AVERAGE
    RANGE OF       SHARES    EXERCISE   CONTRACTUAL     SHARES        EXERCISE
 EXERCISE PRICES   (000'S)    PRICE        LIFE         (000'S)        PRICE
-----------------  -------   --------   -----------   -----------   ------------
$ 3.781 - $ 5.875     364     $ 4.91    3.92 years          74         $ 5.88
$ 5.876 - $ 8.938   1,030       7.47    2.90 years         883           7.33
$ 8.939 - $13.313   2,389      10.84    6.19 years       1,442          11.17
$13.314 - $18.625     842      15.65    6.43 years         270          15.99
                    -----                                -----
Total               4,625      10.50    5.32 years       2,669          10.24
                    =====                                =====

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS -- (CONTINUED)

     In February 2000, the Company adopted the 2000 Long Term Incentive Plan (the "Incentive Plan"), which was approved by stockholders in May 2000. The Incentive Plan authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The Incentive Plan is administered by the Committee, which in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. The value of Incentive Units is determined at the end of each fiscal quarter based on total Stockholders' Equity (excluding accumulated other comprehensive income and losses) divided by total common shares outstanding. The Incentive Plan will terminate five years after its effective date of February 2000, unless terminated sooner by the Committee.

     In 2000, employees exchanged an aggregate of 2,032,994 stock options granted under the 1991 Plan (discussed above) for an aggregate of 1,508,062 Incentive Units. An additional 2,052,725 Incentive Units were granted during 2000. At December 31, 2000, 3,342,049 Incentive Units were outstanding. Compensation expense for such Incentive Units was $2.0 million in 2000.

     In 2000, the Company issued restricted stock awards to two executives totaling 230,000 shares of the Company's common stock pursuant to individual plan agreements. Such shares were issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plans. The restricted shares vest over a period of four to five years. Upon the issuance of the restricted shares, unearned compensation, equivalent to the market price of the shares on the date of grant, in the amount of $1.3 million, was charged to Stockholders' Equity and will be amortized to compensation expense as the shares vest. Also in 2000, the Company granted two executives stock bonus awards totaling 75,000 shares of the Company's common stock and, in connection with such awards, also made loans totaling $167,000 to such executives to enable them to satisfy certain withholding tax obligations. These loans are evidenced by recourse promissory notes that bear interest at the rate of 6.45% per annum and are due on April 15, 2001. The value of the stock awards on the date of issuance, totaling $455,000, was charged to compensation expense in 2000. The excess of the cost of the treasury stock issued over the market value of the shares on the date of the awards, totaling $275,000, and the loans of $167,000, have been reflected as reductions of "Additional paid-in capital."

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

     As a result of the Merger (see Note 1), ISP Holdings' Preferred Stock option and SAR programs were terminated, and the Company charged $7.9 million against operating income for cash payments made in 1998 for amounts vested at that time. Additional expense is being recorded over the remaining vesting period from the date of the Merger through 2003, including $0.8 million expensed in 1998 after the Merger, $0.9 million in 1999, and $0.4 million in 2000.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 16. RELATED PARTY TRANSACTIONS

     Included in the Consolidated Balance Sheets are the following receivable (payable) balances with related parties, which arise from operating transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       2000
                                                           -------    -------
                                                              (THOUSANDS)
Building Materials Corporation of America ("BMCA").......  $15,037    $10,253
G-I Holdings.............................................    1,350      1,610
Other....................................................      514       (239)
                                                           -------    -------
Receivable from related parties, net.....................  $16,901    $11,624
                                                           =======    =======

     As discussed in Notes 8 and 19, in January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims. As a result, the Company, as of December 31, 2000, established a reserve for doubtful receivables from G-I Holdings of $2.7 million, representing $0.6 million of unpaid management fees (see below) and $2.1 million of other payments which the Company made on behalf of G-I Holdings.

     BMCA, an indirect subsidiary of G-I Holdings and an affiliate of the Company, and its subsidiaries purchase all of their colored roofing granules requirements from the Company under a requirements contract, except for the requirements of certain of their roofing plants which are supplied by a third party. Effective January 1, 2001, this contract was amended and restated to provide, among other things, that the contract will expire on December 31, 2001, unless extended by the parties. In 2000, BMCA and its subsidiaries purchased a total of $59.3 million of mineral products from the Company, representing 7.6% of the Company's total net sales and 82.5% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $62.6 and $57.3 million for 1998 and 1999, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 1999 and 2000 was $2.9 and $7.7 million, respectively.

     Pursuant to a management agreement (the "Management Agreement"), the Company has provided certain general management, administrative, legal, telecommunications, information and facilities services to certain of its affiliates, including BMCA and G-I Holdings. Charges by the Company for providing such services aggregated $5.1, $6.1 and $6.1 million for 1998, 1999 and 2000, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable from such affiliates for management fees as of December 31, 1999 and 2000 was $3.1 and $1.5 million, respectively. The Management Agreement also provides that the Company pay to a subsidiary of G-I Holdings lease payments for the use of one of the Company's sales offices. Effective January 1, 2001, the Management Agreement was amended to extend the term of the agreement through March 31, 2001, to provide for the automatic extension of the agreement for successive quarterly periods unless the agreement is terminated by a party, and to adjust the management fees payable thereunder. In addition, the Management Agreement was amended to provide that BMCA rather than the Company be responsible for providing management services to G-I Holdings and certain of its subsidiaries and that G-I Holdings pay to BMCA a management fee for such services. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 2000 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 2001, net of the lease payments to the subsidiary of G-I Holdings, is expected to be approximately $6.6 million.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 16. RELATED PARTY TRANSACTIONS -- (CONTINUED)

     In September 1999, the Company granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of its common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.047 million. Pursuant to the purchase agreement, the Company loaned such officer $3.047 million to purchase the shares of common stock, which loan is evidenced by a recourse promissory note. The recourse promissory note bears interest at the rate of 6% per annum. The principal amount of the note is payable in four installments starting in June 2001 through January 2004. However, if such officer remains continuously employed by the Company through each installment date, the principal amount due on such installment date will be forgiven. As the loan is forgiven, compensation expense will be recorded. The Company has accounted for this loan as a reduction of "Additional paid-in capital". The difference between the market value of the shares issued of $9.563 per share and the average cost per share in treasury of $9.73 per share, amounting to $53,000, was also reflected as a reduction of "Additional paid-in capital."

NOTE 17. BUSINESS SEGMENT INFORMATION

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

     Pharmaceutical, Food and Beverage products are sold to these three government-regulated industries. In the pharmaceutical market, the Company's products serve as key ingredients in prescription and over-the-counter tablets, injectable prescription drugs and serums, cough syrups, antiseptics, toothpastes and denture adhesives. The Company's food products are comprised of the alginates business which was acquired in October 1999 (see Note 9). The Company's alginates products are used as stabilizers in many well-known consumer products. The Company's specialty polymers serve the beverage market by assuring the clarity and extending the shelf life of beer, wine and fruit juices.

     Performance Chemicals, Fine Chemicals and Industrial. The Company's Performance Chemicals business includes acetylene-based polymers, vinyl ether monomers, and advanced materials for consumer, agricultural and industrial applications. The Company's acetylene-based chemistry produces a number of performance polymers for use in a wide range of markets including coatings, agriculture, imaging, detergents, electronics and metalworking. The Company manufactures a broad range of highly specialized fine chemicals which are sold to the pharmaceutical, biotechnology, agricultural and imaging markets, including bulk pharmaceuticals, pharmaceutical intermediates, and pheromones for use in insect population measurement and control. The Company's Industrial business markets several intermediate and solvent products, such as butanediol, tetrahydrofuran (THF) and N-methyl pyrrolidone (NMP), which are sold primarily to industrial markets for use in high performance plastics, lubricating oil and chemical processing, electronics cleaning, and coatings.

     Mineral Products. The Company manufactures ceramic-coated colored roofing granules that are sold primarily to the North American roofing industry for use in the production of asphalt roofing shingles.

     The following segment data are presented based on the Company's internal management reporting system for the four reportable business segments. The Company evaluates segment performance based on

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17. BUSINESS SEGMENT INFORMATION -- (CONTINUED)

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

     Sales of Mineral Products to BMCA and its subsidiaries in 1998, 1999 and 2000 accounted for 66.2%, 65.7% and 82.5%, respectively, of the Company's net sales of Mineral Products, representing 8.0%, 7.3% and 7.6%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 1998, 1999 or 2000.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
                                                                         (MILLIONS)
Net sales:
  Personal Care.............................................  $  189.4    $  187.1    $  189.0
  Pharmaceutical, Food and Beverage.........................     157.9       177.3       232.8
  Performance Chemicals, Fine Chemicals and Industrial......     342.8       335.7       290.2
                                                              --------    --------    --------
     Total Specialty Chemicals..............................     690.1       700.1       712.0
  Mineral Products(1).......................................      94.5        87.3        71.9
                                                              --------    --------    --------
Net sales...................................................  $  784.6    $  787.4    $  783.9
                                                              ========    ========    ========
Operating income(2):
  Personal Care(3)..........................................  $   37.6    $   47.9    $   34.7
  Pharmaceutical, Food and Beverage.........................      33.6        42.1        50.8
  Performance Chemicals, Fine Chemicals and Industrial......      64.0        41.8         0.1
                                                              --------    --------    --------
     Total Specialty Chemicals..............................     135.2       131.8        85.6
  Mineral Products(3).......................................      20.5        16.1         9.4
                                                              --------    --------    --------
     Total segment operating income.........................     155.7       147.9        95.0
  Unallocated corporate office (expenses) income............      (3.7)       (1.5)        0.8
  Provision for restructuring, staff reduction and
     impairment loss(4).....................................     (73.0)       (0.4)      (14.4)
  Merger-related expenses...................................     (12.8)         --          --
                                                              --------    --------    --------
     Total operating income.................................      66.2       146.0        81.4
Interest expense and other, net.............................     (39.0)      (69.5)       63.6
                                                              --------    --------    --------
Income from continuing operations before income taxes.......  $   27.2    $   76.5    $  145.0
                                                              ========    ========    ========
Assets:
  Specialty Chemicals.......................................  $1,050.3    $1,182.0    $1,173.3
  Mineral Products..........................................     157.6       153.3       152.9
  General Corporate(5)......................................     531.8       500.0       634.1
  Net assets of discontinued operation......................      24.2          --          --
                                                              --------    --------    --------
Total assets................................................  $1,763.9    $1,835.3    $1,960.3
                                                              ========    ========    ========

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17. BUSINESS SEGMENT INFORMATION -- (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
                                                                         (MILLIONS)
Capital expenditures and acquisitions:
  Specialty Chemicals.......................................  $  153.8    $  101.5    $   53.8
  Mineral Products..........................................      10.1         7.5         4.6
                                                              --------    --------    --------
Total.......................................................  $  163.9    $  109.0    $   58.4
                                                              ========    ========    ========
Depreciation and goodwill amortization:
  Specialty Chemicals.......................................  $   50.3    $   53.1    $   55.9
  Mineral Products..........................................      11.8        11.4        11.0
  Unallocated corporate office..............................       2.2         0.4         0.6
                                                              --------    --------    --------
Total.......................................................  $   64.3    $   64.9    $   67.5
                                                              ========    ========    ========

---------------
(1) Includes sales to BMCA and its subsidiaries of $62.6, $57.3 and $59.3 million for 1998, 1999 and 2000, respectively.

(2) Operating income for 1998 and 1999 for the three Specialty Chemicals business segments has been reclassified to conform to the 2000 presentation, based on a reallocation of certain manufacturing costs.

(3) Personal Care operating income for the year 1999 includes a pre-tax gain of $8.5 million from the sale of the pearlescent pigments product line. Mineral Products operating income for the year 1998 includes a pre-tax gain of $1.2 million from the sale of its tennis court materials business. See Note 6.

(4) Of the $73.0 million restructuring and impairment loss in 1998, $70.0 million related to the Performance Chemicals, Fine Chemicals and Industrial business segment. The remaining $3.0 million provision related to the consolidation of European offices and related to all business segments except Mineral Products. Of the $14.4 million provision for restructuring in 2000, $11.9 million relates to the Personal Care business segment and $2.5 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment.

(5) General Corporate assets primarily represent the Company's investments in trading and available-for-sale securities and other short-term investments, which are held for general corporate purposes and are not allocated to business segments.

NOTE 18. GEOGRAPHIC INFORMATION

     Financial information set forth below for foreign operations represent sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 18. GEOGRAPHIC INFORMATION -- (CONTINUED)

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1998      1999      2000
                                                           ------    ------    ------
                                                                   (MILLIONS)
Net sales:
  North America:
     United States.......................................  $407.5    $410.5    $389.5
     Canada..............................................    16.4      16.9      21.1
                                                           ------    ------    ------
          Total North America............................   423.9     427.4     410.6
                                                           ------    ------    ------
  Europe:
     Germany.............................................    84.4      89.0      73.0
     United Kingdom......................................    34.6      39.8      35.6
     France..............................................    21.2      17.3      19.7
     Italy...............................................    15.7      15.9      14.1
     Spain...............................................    11.2      11.4      11.2
     Belgium.............................................     6.1       5.6      10.5
     Switzerland.........................................    12.4       7.7       9.3
     Other European countries............................    47.1      47.4      54.0
                                                           ------    ------    ------
          Total Europe...................................   232.7     234.1     227.4
                                                           ------    ------    ------
  Asia-Pacific:
     Japan...............................................    26.3      24.7      26.3
     China...............................................     9.4      12.7      15.9
     South Korea.........................................     7.0       9.3      13.9
     Australia...........................................    11.0      11.5      10.9
     Taiwan..............................................    13.3       9.6      11.7
     Other Asia-Pacific countries........................    20.0      21.1      21.6
                                                           ------    ------    ------
          Total Asia-Pacific.............................    87.0      88.9     100.3
                                                           ------    ------    ------
  Latin America:
     Brazil..............................................    14.7      12.7      16.6
     Mexico..............................................    12.1      12.3      19.6
     Other Latin American countries......................    14.2      12.0       9.4
                                                           ------    ------    ------
          Total Latin America............................    41.0      37.0      45.6
                                                           ------    ------    ------
Total net sales..........................................  $784.6    $787.4    $783.9
                                                           ======    ======    ======

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            1998      1999      2000
                                                           ------    ------    ------
                                                                   (MILLIONS)
Property, plant and equipment, net:
  United States..........................................  $476.4    $496.1    $495.1
  Germany................................................    53.5      48.0      43.7
  United Kingdom.........................................     6.3      11.3      11.3
  All other foreign countries............................    11.4      14.8      12.9
                                                           ------    ------    ------
Total property, plant and equipment, net.................  $547.6    $570.2    $563.0
                                                           ======    ======    ======

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 18. GEOGRAPHIC INFORMATION -- (CONTINUED)

     Approximately 50% of the Company's sales in 2000 were in foreign countries which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.

NOTE 19. COMMITMENTS AND CONTINGENCIES

  Asbestos Litigation Against G-I Holdings

     In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber ("Asbestos Claims"). Neither the Company nor the assets or operations of the Company, which was operated as a division of a corporate predecessor of G-I Holdings prior to July 1986, have been involved in the manufacture or sale of asbestos products. The Company believes that it should have no legal responsibility for damages in connection with Asbestos Claims.

     The Company has been advised by Samuel J. Heyman that in 2000 three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of the Company to Mr. Heyman and certain G-I Holdings stockholders in the Separation Transactions was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock of the Company held by them as well as an unspecified amount of damages. The defendants in such actions have advised the Company that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo the Separation Transactions, which could result in a change of control of the Company. See Note 13 for a discussion of the Credit Agreement.

  Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), in which recovery is sought for the cost of cleanup of contaminated sites, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     The Company estimates that its liability in respect of all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), as of December 31, 2000, is approximately $20.7 million, before reduction for insurance recoveries reflected on the Company's Consolidated Balance Sheet (discussed below) of $11.8 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other assets."

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

     After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and the legal expenses incurred on the Company's behalf and that the

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 19. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

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

     In March 1995, G-I Holdings commenced litigation on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

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

  Lease Commitments

     Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 1999 and 2000 in the amount of $1.9 and $0.9 million, respectively. The Company also has operating leases related to the sale-leaseback transaction discussed in Note 9 and for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating leases was $15.1, $17.3 and $17.9 million for 1998, 1999 and 2000, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 2000 were as follows:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
                                                                (THOUSANDS)
2001......................................................   $299       $10,848
2002......................................................    164         9,608
2003......................................................    145         8,138
2004......................................................      4         6,974
2005......................................................      1         2,001
Later years...............................................     --         3,010
                                                             ----       -------
Total minimum payments....................................    613       $40,579
                                                                        =======
Less interest included above..............................    (80)
                                                             ----
Present value of net minimum lease payments...............   $533
                                                             ====

  Other Matters

     The Company has received site designation from the New Jersey Hazardous Waste Facilities Siting Commission for the construction of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp from the Turnpike to the site. If the Company is successful in securing the necessary permits to

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 19. COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

construct and operate the hazardous waste facility and decides to proceed with this project, the Company would develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating other development opportunities at this site.

     See Note 8 for information regarding additional contingencies.

NOTE 20. SUBSEQUENT EVENT

     At December 31, 2000, the Company held an investment in Hercules of $204.3 million (based on market value), representing approximately 9.9% of the outstanding common stock of Hercules at that date. On February 20, 2001, the Company notified Hercules of its intent to present at Hercules' 2001 Annual Meeting of Stockholders, and solicit proxies in favor of, the election of a slate of four directors committed to maximizing value for all Hercules stockholders. On March 23, 2001, the Company filed with the Securities and Exchange Commission a definitive proxy statement in connection with Hercules' Annual Meeting.

                     INTERNATIONAL SPECIALTY PRODUCTS INC.

                         SUPPLEMENTARY DATA (UNAUDITED)
                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     1999 BY QUARTER                     2000 BY QUARTER
                                            ---------------------------------   ---------------------------------
                                            FIRST    SECOND   THIRD    FOURTH   FIRST    SECOND   THIRD    FOURTH
                                            ------   ------   ------   ------   ------   ------   ------   ------
                                                                         (MILLIONS)
Net sales.................................  $201.6   $193.2   $188.2   $204.4   $197.9   $200.3   $195.9   $189.8
Cost of products sold.....................   119.4    111.4    106.9    144.7    129.4    127.0    129.7    128.8
                                            ------   ------   ------   ------   ------   ------   ------   ------
Gross profit..............................  $ 82.2   $ 81.8   $ 81.3   $ 59.7   $ 68.5   $ 73.3   $ 66.2   $ 61.0
                                            ======   ======   ======   ======   ======   ======   ======   ======
Operating income(1).......................  $ 46.8   $ 38.5   $ 38.5   $ 22.2   $ 25.6   $ 29.8   $ 23.9   $  2.1
                                            ======   ======   ======   ======   ======   ======   ======   ======
Income from continuing operations before
  income taxes............................  $ 17.7   $ 25.0   $ 23.5   $ 10.3   $ 11.8   $ 15.2   $ 41.5   $ 76.5
Income taxes..............................    (6.2)    (8.8)    (8.3)    (3.6)    (4.1)    (5.4)   (14.5)   (26.9)
                                            ------   ------   ------   ------   ------   ------   ------   ------
Income from continuing operations.........    11.5     16.2     15.2      6.7      7.7      9.8     27.0     49.6
                                            ------   ------   ------   ------   ------   ------   ------   ------
Discontinued operation:
  Income from discontinued operation, net
    of income taxes.......................     0.5      0.9      0.4       --       --       --       --       --
  Gain on sale of discontinued operation,
    net of income taxes...................      --       --     24.5     (1.0)      --       --       --       --
                                            ------   ------   ------   ------   ------   ------   ------   ------
Income (loss) from discontinued
  operation...............................     0.5      0.9     24.9     (1.0)      --       --       --       --
                                            ------   ------   ------   ------   ------   ------   ------   ------
Net income................................  $ 12.0   $ 17.1   $ 40.1   $  5.7   $  7.7   $  9.8   $ 27.0   $ 49.6
                                            ======   ======   ======   ======   ======   ======   ======   ======
Earnings per common share(2):
  Basic:
    Income from continuing operations.....  $  .16   $  .24   $  .23   $  .10   $  .11   $  .14   $  .40   $  .74
    Income (loss) from discontinued
      operation...........................     .01      .01      .36     (.02)      --       --       --       --
                                            ------   ------   ------   ------   ------   ------   ------   ------
    Net income............................  $  .17   $  .25   $  .59   $  .08   $  .11   $  .14   $  .40   $  .74
                                            ======   ======   ======   ======   ======   ======   ======   ======
  Diluted:
    Income from continuing operations.....  $  .16   $  .24   $  .23   $  .10   $  .11   $  .14   $  .40   $  .74
    Income (loss) from discontinued
      operation...........................     .01      .01      .36     (.02)      --       --       --       --
                                            ------   ------   ------   ------   ------   ------   ------   ------
    Net income............................  $  .17   $  .25   $  .59   $  .08   $  .11   $  .14   $  .40   $  .74
                                            ======   ======   ======   ======   ======   ======   ======   ======

---------------
(1) Operating income for the first quarter of 1999 reflects a pre-tax gain of $8.5 million from the sale of the Company's pearlescent pigments business. See Note 6 to Consolidated Financial Statements. Operating income for the fourth quarter of 2000 reflects a provision for restructuring of $14.4 million. See Note 4 to Consolidated Financial Statements.

(2) Earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the quarters.

                                                                     SCHEDULE II

                     INTERNATIONAL SPECIALTY PRODUCTS INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1998
                                  (THOUSANDS)

                                         BALANCE     CHARGED TO                             BALANCE
                                        JANUARY 1,   COSTS AND                            DECEMBER 31,
DESCRIPTION                                1998       EXPENSES    DEDUCTIONS    OTHER         1998
-----------                             ----------   ----------   ----------   --------   ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which They
  Apply:
  Allowance for doubtful accounts.....   $ 2,609      $    78      $  291(a)   $   98(b)    $ 2,494
  Reserve for inventory market
     valuation........................    13,585       15,410       7,762(a)      127(b)     21,360
  Reserves for restructuring..........        --       10,503         1,161          --       9,342

                          YEAR ENDED DECEMBER 31, 1999
                                  (THOUSANDS)

                                                BALANCE      CHARGED TO                    BALANCE
                                               JANUARY 1,    COSTS AND                   DECEMBER 31,
DESCRIPTION                                       1999        EXPENSES     DEDUCTIONS        1999
-----------                                    ----------    ----------    ----------    ------------
Valuation and Qualifying Accounts Deducted
  from Assets to Which They Apply:
  Allowance for doubtful accounts............   $ 2,494       $  2,026     $ 1,109(a)      $ 3,411
  Reserve for inventory market valuation.....    21,360          5,063      11,275(a)       15,148
  Reserves for restructuring and staff
     reduction...............................     9,342          2,273(c)   10,291(d)        1,324

                          YEAR ENDED DECEMBER 31, 2000
                                  (THOUSANDS)

                                         BALANCE     CHARGED TO                             BALANCE
                                        JANUARY 1,   COSTS AND                            DECEMBER 31,
DESCRIPTION                                2000       EXPENSES    DEDUCTIONS    OTHER         2000
-----------                             ----------   ----------   ----------   --------   ------------
Valuation and Qualifying Accounts
  Deducted from Assets to Which They
  Apply:
  Allowance for doubtful accounts.....   $ 3,411      $ 1,934      $  434(a)   $     --     $ 4,911
  Reserve for inventory market
     valuation........................    15,148       11,902       8,535(a)    3,798(b)     22,313
  Reserves for restructuring and staff
     reduction........................     1,324        3,613         1,324          --       3,613

---------------
Notes:

(a) Represents write-off of uncollectible accounts net of recoveries, and the effects of foreign currency translation.

(b) Represents balance acquired in acquisitions.

(c) Reflects a reserve established for a staff reduction program in 1999 (see
    Note 4 to Consolidated Financial Statements).

(d) Includes $1,863 of excess reserves which were reversed and credited to the Consolidated Statement of Income (see Note 4 to Consolidated Financial Statements).

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTIONS
-------                                ------------
 3.1      --   Amended and Restated Certificate of Incorporation of ISP
               (incorporated by reference to Exhibit 4.1 to Post-Effective
               Amendment No. 1 of Form S-8 to the Registration Statement on
               Form S-4 of ISP (Registration No. 333-53709) (the "ISP
               Registration Statement")).
 3.2      --   By-laws of ISP (incorporated by reference to Exhibit 99.2 to the ISP Registration Statement).
 4.1      --   9% Note Indenture, dated as of October 18, 1996, between ISP
               Holdings and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on
               Form S-4 of ISP Holdings (Registration No. 333-17827) (the
               "Holdings Registration Statement")).
 4.2      --   9 3/4% Note Indenture, dated as of October 18, 1996, between
               ISP Holdings and The Bank of New York, as trustee
               (incorporated by reference to Exhibit 4.2 to the Holdings
               Registration Statement).
10.1      --   Amended and Restated Management Agreement, dated as of
               January 1, 1999, among GAF Corporation, G-I Holdings Inc., G
               Industries Corp., Merick Inc., GAF Fiberglass Corporation,
               ISP, GAF Building Materials Corporation, GAF Broadcasting
               Company, Inc., Building Materials Corporation of America and
               ISP Opco Holdings Inc. (the "Management Agreement")
               (incorporated by reference to Exhibit 10.1 to BMCA's Annual
               Report on Form 10-K for the fiscal year ended December 31,
               1998).
10.2      --   Amendment No. 1 to the Management Agreement, dated as of
               January 1, 2000 (incorporated by reference to Exhibit 10.2 to ISP's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1999 (the "1999 Form 10-K")).
10.3      --   Amendment No. 2 to the Management Agreement, dated as of
               January 1, 2001.
10.4      --   Indemnification Agreement, dated as of October 18, 1996,
               among GAF Corporation, G-I Holdings Inc., ISP Holdings, G
               Industries Corp. and GAF Fiberglass Corporation
               (incorporated by reference to Exhibit 10.7 to the Holdings
               Registration Statement).
10.5      --   Tax Sharing Agreement, dated as of January 1, 1997, among
               ISP Holdings, International Specialty Products Inc. and
               certain subsidiaries of International Specialty Products
               Inc. (incorporated by reference to Exhibit 10.8 to the
               Holdings Registration Statement).
10.6      --   Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of International Specialty Products Inc.
               (Registration No. 33-40351)).*
10.7      --   International Specialty Products Inc. 1991 Incentive Plan
               for Key Employees and Directors, as amended (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP Registration Statement).*
10.8      --   International Specialty Products Inc. 2000 Long-Term
               Incentive Plan (incorporated by reference to Annex A to
               ISP's definitive proxy statement on Schedule 14A with
               respect to ISP's 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20,
               2000).*
10.9      --   Agreement, dated July 30, 1993, between International
               Specialty Products Inc. and Carl R. Eckardt (incorporated by reference to Exhibit 10.16 to the Registration Statement on
               Form S-4 of G-I Holdings Inc. (Registration No. 33-72220)).*
10.10     --   Letter Agreement, dated September 29, 1999, between
               International Specialty Products Inc. and Sunil Kumar
               (incorporated by reference to Exhibit 10 to the ISP
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               October 3, 1999).*
10.11     --   First Amendment to Letter Agreement dated September 29, 1999 between International Specialty Products Inc. and Sunil
               Kumar.*

EXHIBIT
NUMBER                                 DESCRIPTIONS
-------                                ------------
10.12     --   International Specialty Products Inc. Yoss Restricted Share
               Plan (incorporated by reference to Exhibit 4.3 to the
               Registration Statement on Form S-8 of International
               Specialty Products Inc. (Registration No. 333-52504)).*
10.13     --   Compensation and Indemnification Agreement among Charles M.
               Diker, Burt Manning and ISP, dated October 10, 1997
               (incorporated by reference to Exhibit 10.23 to the ISP
               Registration Statement).*
10.14     --   Consulting Agreement, dated November 23, 1999, between Carl
               R. Eckardt and ISP (incorporated by reference to Exhibit
               10.10 to the 1999 Form 10-K).*
10.15     --   Agreement and Plan of Merger between ISP Holdings and
               International Specialty Products Inc., dated as of March 30,
               1998 (incorporated by reference to Exhibit A to Amendment
               No. 2 to ISP Holdings Schedule 13D with respect to the
               common stock of International Specialty Products Inc. filed with the Securities and Exchange Commission on April 1,
               1998).
21        --   Subsidiaries of ISP.
23        --   Consent of Arthur Andersen LLP.

---------------
* Management and/or compensation plan or arrangement.