Form 10-Q
period 2001-04-01
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2001-05-16
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     As of May 11, 2001, 66,130,589 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.


47201.0001

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      QUARTER ENDED
                                                   ---------------------
                                                    APRIL 2,    APRIL 1,
                                                      2000        2001
                                                   ---------  ----------
Net sales........................................  $ 197,941  $  203,197
                                                   ---------  ----------
Costs and expenses:
  Cost of products sold..........................    129,434     133,263
  Selling, general and administrative............     38,862      39,977
  Goodwill amortization..........................      4,048       4,048
                                                   ---------  ----------
         Total costs and expenses................    172,344     177,288
                                                   ---------  ----------
Operating income.................................     25,597      25,909
Interest expense.................................    (19,722)    (19,051)
Gain on contract settlement .....................      3,450          -
Other income, net................................      2,463      28,499
                                                   ---------  ----------
Income before income taxes.......................     11,788      35,357
Income taxes.....................................     (4,116)    (12,402)


                                                   ---------  ----------
Income before cumulative effect of
  accounting change..............................      7,672      22,955

Cumulative effect of change in accounting


  principle, net of income tax benefit of $216...         -         (440)
                                                   ---------  ----------
Net income.......................................  $   7,672  $   22,515
                                                   =========  ==========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      QUARTER ENDED
                                                   ---------------------
                                                    APRIL 2,    APRIL 1,
                                                      2000        2001
                                                   ---------  ----------
Earnings per common share:
  Basic:
    Income before cumulative effect of
      accounting change...................         $     .11  $      .35
    Cumulative effect of accounting change                -         (.01)
                                                   ---------  ----------
    Net income............................         $     .11  $      .34
                                                   =========  ==========
  Diluted:
    Income before cumulative effect of
      accounting change...................         $     .11  $      .35
    Cumulative effect of accounting change                -         (.01)
                                                   ---------  ----------
    Net income............................         $     .11  $      .34
                                                   =========  ==========
 Weighted average number of common and common equivalent shares outstanding:

  Basic...................................            68,849      66,328
                                                   =========  ==========
  Diluted.................................            68,857      66,373
                                                   =========  ==========



         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 APRIL 1,
                                                  DECEMBER 31,     2001
                                                      2000     (UNAUDITED)
                                                  ------------ -----------
                                                         (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   18,181   $   13,909
  Investments in trading securities..............    303,103      312,874
  Investments in available-for-sale securities...    222,327      190,440
  Other short-term investments...................     19,129       20,039
  Accounts receivable, trade, net................     89,173       93,236
  Accounts receivable, other.....................     19,596       20,666
  Receivable from related parties, net...........     11,624       17,355
  Inventories....................................    150,948      160,234
  Other current assets...........................     36,928       39,277
                                                  ----------   ----------
    Total Current Assets.........................    871,009      868,030
Property, plant and equipment, net...............    562,973      557,454
Goodwill, net....................................    494,386      490,338
Other assets.....................................     31,916       29,075
                                                  ----------   ----------
Total Assets..................................... $1,960,284   $1,944,897
                                                  ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $  143,682   $  135,571
  Current maturities of long-term debt...........    224,419      463,264
  Accounts payable...............................     58,238       55,668
  Accrued liabilities............................     91,309       88,288
  Income taxes...................................     13,610       14,571
                                                  ----------   ----------
    Total Current Liabilities....................    531,258      757,362
                                                  ----------   ----------
Long-term debt less current maturities...........    524,780      324,885
                                                  ----------   ----------
Deferred income taxes............................    151,181      136,036
                                                  ----------   ----------
Other liabilities................................     61,730       62,324
                                                  ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................          -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695          695
  Additional paid-in capital.....................    485,629      485,771
  Unearned compensation - restricted stock awards     (1,287)      (1,179)
  Treasury stock, at cost - 3,135,192 and
    3,265,282 shares, respectively...............    (19,631)     (20,654)
  Retained earnings..............................    213,928      236,443
  Accumulated other comprehensive income(loss)...     12,001      (36,786)
                                                  ----------   ----------
    Total Stockholders' Equity...................    691,335      664,290
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity....... $1,960,284   $1,944,897
                                                  ==========   ==========


         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              QUARTER ENDED
                                                           -------------------
                                                            APRIL 2,  APRIL 1,
                                                              2000      2001
                                                           --------  ---------
                                                                (THOUSANDS)

Cash and cash equivalents, beginning of period...........  $ 23,309  $ 18,181
                                                           --------  --------
Cash provided by operating activities:
  Net income.............................................     7,672    22,515
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle        -        440
      Depreciation.......................................    12,432    12,959
      Goodwill amortization..............................     4,048     4,048
      Deferred income taxes..............................    (1,242)    7,701
      Unrealized gains on trading securities and other
        short-term investments...........................   (14,840)  (20,612)
  Increase in working capital items......................   (12,124)  (23,869)
  Purchases of trading securities........................   (18,906) (143,546)
  Proceeds from sales of trading securities..............    34,564   153,241
  Increase in net receivable from related parties........    (2,404)   (5,731)
  Change in cumulative translation adjustment............    (6,282)   (5,093)
  Other, net.............................................     2,878     5,585
                                                           --------  --------
Net cash provided by operating activities................     5,796     7,638
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures...................................   (11,284)   (9,872)
  Purchases of available-for-sale securities.............   (94,678)  (45,754)
  Proceeds from sales of available-for-sale securities...    64,398    12,291
  Proceeds from sales of other short-term investments....        -        236
                                                           --------  --------
Net cash used in investing activities....................   (41,564)  (43,099)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable.    (5,675)    1,475
  Increase (decrease) in short-term debt.................    41,566    (8,111)
  Increase in borrowings under revolving credit facility.    21,100    67,100
  Repayments of long-term debt...........................      (110)  (28,180)
  Repurchases of common stock............................       -      (1,219)
  Other, net.............................................       530       124
                                                           --------  --------
Net cash provided by financing activities................    57,411    31,189
                                                           --------  --------
Net change in cash and cash equivalents..................    21,643    (4,272)
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 44,952  $ 13,909
                                                           ========  ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                          QUARTER ENDED
                                                       -------------------
                                                        APRIL 2,  APRIL 1,
                                                         2000      2001
                                                       --------- ---------
                                                            (THOUSANDS)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 17,007  $ 16,228
    Income taxes.....................................      4,722     3,125


















         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at April 1, 2001, and the results of operations and cash flows for the periods ended April 2, 2000 and April 1, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").


NOTE 1.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

     The Company adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company is affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard was an after-tax loss of $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.


NOTE 2.  HEDGING AND DERIVATIVES

     The Company maintains a $400 million bank revolving credit facility, with the majority of outstanding borrowings against this facility indexed to LIBOR. The Company has designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in LIBOR. The interest rate swaps are structured to receive interest based on LIBOR and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in LIBOR related to forecasted borrowings against the bank credit facility. The interest rate swaps hedge forecasted exposure to changes in LIBOR through July 2002.

     During the first quarter of 2001, a $0.1 million charge related to the reduction in the fair market value of the interest rate swaps was reclassified and charged against interest expense. As of April 1, 2001, the reclassification charge to earnings related to interest accruals over the next twelve months is estimated to be $1.7 million.

     Derivatives held by the Company not designated as hedging instruments include total return equity swaps and forward foreign exchange instruments. The total return equity swaps are held for investment income purposes. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.


NOTE 3.  COMPREHENSIVE INCOME
                                                       Quarter Ended
                                                    --------------------
                                                     April 2,   April 1,
                                                       2000       2001
                                                    ---------  ---------
                                                         (Thousands)

Net income........................................   $  7,672   $ 22,515
                                                     --------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $(20,419)
    and $22,867 ..................................     40,238    (42,307)
  Less:  reclassification adjustment
   for gains (losses) included in net income,
   net of income tax (provision) benefit of
   $1,436 and $(283)..............................     (3,000)       524
                                                    ---------  ---------
  Total change for the period.....................     43,238    (42,831)
                                                    ---------  ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of tax effect of $495        -         (914)
  Less: reclassification adjustment for losses
    included in net income, net of tax effect
    of $28........................................        -          (51)
                                                    ---------  ---------
  Total change for the period.....................        -         (863)
  Foreign currency translation adjustment.........     (6,282)    (5,093)
                                                    ---------  ---------
Total other comprehensive income (loss)...........     36,956
(48,787)
                                                    ---------  ---------
Comprehensive income (loss).......................  $  44,628  $ (26,272)
                                                    =========  =========

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the quarter ended April 1, 2001 are as follows:

                                Unrealized      Unrealized   Cumulative
                                Gains (Losses)  Losses on    Foreign       Accumulated
                                On Available-   Derivative   Currency      Other
                                for-Sale        Hedging      Translation   Comprehensive
                                Securities      Instruments  Adjustment    Income (Loss)
                                ----------      ----------   ----------    -----------
                                                      (Thousands)
Balance, December 31, 2000..   $     34,020      $        -   $ (22,019)   $  12,001
Change for the period.......        (42,831)           (863)     (5,093)     (48,787)
                               ------------      -----------  ----------   ---------
Balance, April 1, 2001......   $     (8,811)     $     (863)  $ (27,112)   $ (36,786)
                               ============      ===========  ==========   =========


NOTE 4.  BUSINESS SEGMENT INFORMATION
                                                             Quarter Ended
                                                         ---------------------
                                                          April 2,   April 1,
                                                            2000       2001
                                                         ---------   ---------
                                                              (Thousands)
Net sales:
  Personal Care.......................................   $  48,606   $  56,243
  Pharmaceutical, Food and Beverage...................      59,844      57,399
  Performance Chemicals, Fine Chemicals and
    Industrial........................................      70,930      71,123
                                                         ---------   ---------
    Total Specialty Chemicals.........................     179,380     184,765
  Mineral Products (1)................................      18,561      18,432
                                                         ---------   ---------
Net sales.............................................   $ 197,941   $ 203,197
                                                         =========   =========
Operating income(2):
  Personal Care ......................................   $   8,591   $  12,171
  Pharmaceutical, Food and Beverage...................      12,685      12,839
  Performance Chemicals, Fine Chemicals and
    Industrial........................................       1,715         (64)
                                                         ---------   ---------
    Total Specialty Chemicals.........................      22,991      24,946
  Mineral Products....................................       2,629         574
                                                         ---------   ---------
  Total segment operating income......................      25,620      25,520
  Unallocated corporate office........................         (23)        389
                                                         ---------   ---------
Total operating income................................      25,597      25,909
Interest expense and other, net.......................     (13,809)      9,448
                                                         ---------   ---------
Income before income taxes............................   $  11,788   $  35,357
                                                         =========   =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $16.3 and $15.2 million for the first quarter of 2000 and 2001, respectively.

(2) Operating income for the first quarter of 2000 for the three Specialty Chemicals business segments have been reclassified to conform to the 2001 presentation, based on a reallocation of certain manufacturing costs.

NOTE 5.  INVENTORIES

     Inventories comprise the following:

                                       December 31,    April 1,
                                           2000          2001`
                                       ------------   ----------
                                              (Thousands)
     Finished goods................     $ 93,356      $  97,237
     Work-in-process...............       29,022         33,845
     Raw materials and supplies....       28,570         29,152
                                        --------      ---------
     Inventories...................     $150,948      $ 160,234
                                        ========      =========

           At December 31, 2000 and April 1, 2001, $38.7 and $49.0 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $0.1 million lower at December 31, 2000 and $5.7 million higher at April 1, 2001. The change in the LIFO reserve in the first quarter of 2001 was attributable to a revaluation of FIFO standard costs effective January 1, 2001.


NOTE 6.  LONG-TERM DEBT

           In January 2001, the Company repaid the $28.1 million mortgage on its headquarters property. Current maturities of long-term debt at April 1, 2001 include $199.9 million of 9 3/4% Senior Notes due February 2002 and $263.1 million of borrowings outstanding under the Company's bank credit agreement based on the expiration of the bank credit agreement in July 2001.



NOTE 7.  RESTRUCTURING RESERVES

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance costs and for decommissioning and remediation costs. In the first quarter of 2001, $0.6 million of costs were charged against this reserve, primarily for severance costs, leaving a reserve balance of $1.5 million as of the end of the first quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down substantially all of its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and for other shutdown-related costs. In the first quarter of 2001, $0.3 million of costs were charged against this reserve, principally for severance costs, leaving a reserve balance of $1.2 million as of the end of the first quarter of 2001.


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

     For further information regarding environmental matters, reference is made to Note 19 to Consolidated Financial Statements contained in the Form 10-K.


Tax Claim Against G-I Holdings Inc.

     The Company was a party to tax sharing agreements with members of the consolidated group (the "G-I Holdings Group") that included GAF Corporation and G-I Holdings Inc. ("G-I Holdings") in 1990 and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of such year. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which a predecessor of G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. The Company, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes, interest and penalties should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 19 to Consolidated Financial Statements contained in the Form 10-K.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 2001 Compared With
                        First Quarter 2000

     The Company recorded first quarter 2001 net income of $22.5 million ($.34 diluted earnings per share) compared with $7.7 million ($.11 diluted earnings per share) in the first quarter of 2000. The results for the first quarter of 2001 include an after-tax charge of $0.4 million ($.01 diluted earnings per share), representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the effect of such charge and a one-time gain of $3.5 million in the first quarter of 2000 from a contract settlement, net income for the first quarter of 2001 was $23.0 million ($.35 diluted earnings per share) versus $5.4 million ($.08 diluted earnings per share) in the same period last year. On a comparable basis, the improved results were attributable to higher investment income, lower interest expense and higher operating income.

     Net sales for the first quarter of 2001 were $203.2 million compared with $197.9 million for the same period in 2000. The increase in sales resulted primarily from higher unit volumes in the Personal Care, Pharmaceutical and Performance Chemicals businesses and improved pricing in the Industrial business, partially offset by lower unit volumes in the Industrial and Alginates businesses and by the adverse effect of the stronger U.S. dollar in Europe.

     Operating income for the first quarter of 2001 was $25.9 million compared with $25.6 million for the first quarter of 2000. The increase was primarily attributable to an improvement in operating income in the Personal Care business segment as a result of higher unit volumes and an improved product mix, and, to a lesser extent, higher unit volumes in the Pharmaceutical business, partially offset by lower volumes in the Alginates business, higher energy costs in the Mineral Products business segment, unfavorable results in the Fine Chemicals business and by the adverse effect of the stronger U.S. dollar in Europe.

     Interest expense for the first quarter of 2001 was $19.1 million versus $19.7 million for the same period last year. The decrease was due mainly to lower average interest rates and, to a lesser extent, lower average borrowings. Other income, net, for the quarter was $28.5 million compared with $2.5 million in last year's first quarter, with the improvement due to higher investment income.


Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

           Sales in the first quarter of 2001 were $56.2 million compared with $48.6 million for the same period last year, while operating income for the first quarter of 2001 increased to $12.2 million from $8.6 million in last year's quarter. The 16% increase in sales and 42% improvement in operating income resulted from higher unit volumes and an improved product mix, primarily in the North American and European hair care markets, partially offset by the adverse effect of the stronger U.S. dollar in Europe.

Pharmaceutical, Food and Beverage ("PFB")

           Sales for the PFB segment were $57.4 million for the first quarter of 2001 compared with $59.8 million for the first quarter of 2000, while operating income increased to $12.8 million versus $12.7 million last year. Sales for the Pharmaceutical and Beverage business increased by 4.5% in the first quarter of 2001, primarily reflecting higher Pharmaceutical unit volumes in the antiseptics market in Europe and Asia-Pacific and in the excipients market in Asia-Pacific. Sales for the Alginates business decreased by 24% due to lower unit volumes in non-food paper and pharmaceutical accounts.

     Operating income for the Pharmaceutical and Beverage business increased 19% in the first quarter of 2001 compared with the same period in 2000, while the operating margin improved from 24% in the first quarter of 2000 to 27% in this year's quarter. The improvement reflected the higher unit volumes and lower administrative expenses. Operating income for the Alginates business decreased by 61% in the first quarter of 2001 due to an unfavorable product mix, the lower unit volumes and, to a lesser extent, higher distribution expenses.

Performance Chemicals, Fine Chemicals and Industrial

           Sales in the first quarter of 2001 were $71.1 million compared with $70.9 million in the first quarter of 2000. The higher sales were primarily attributable to an 11% sales increase for the Performance Chemicals business, reflecting volume increases in Europe, Asia-Pacific and North America, and improved pricing in the Industrial business, partially offset by lower Industrial unit volumes and the unfavorable impact ($2.2 million) of the stronger U.S. dollar in Europe.

           Operating results for the Performance Chemicals, Fine Chemicals and Industrial segment reflected a loss of $0.1 million for the first quarter of 2001 versus operating income of $1.7 million for the same period last year. Operating income for the Performance Chemicals business remained level with the first quarter of 2000 due to lower gross margins, as the effect of unit volume increases were offset by an unfavorable product mix in Europe and by the impact of the stronger U.S. dollar. The operating loss for the Industrial business increased by $1.0 million over last year's quarter as a result of unfavorable manufacturing costs and lower unit volumes and, to a lesser extent, the unfavorable impact of the stronger U.S. dollar, partially offset by improved pricing. The Fine Chemicals business experienced a slight operating loss in the first quarter of 2001 as a result of lower unit volumes, an unfavorable product mix and increased operating expenses.

Mineral Products

           Sales for the Mineral Products segment for the first quarter of 2001 were $18.4 million compared with $18.6 million for the first quarter of 2000. The lower sales were attributable to $1.1 million lower sales to Building Materials Corporation of America, an affiliate, partially offset by $0.9 million higher trade sales. Operating income for the first quarter of 2001 was $0.6 million compared with $2.6 million for the first quarter of 2000, reflecting lower gross margins due to higher energy costs and unfavorable pricing, and also higher operating expenses due mainly to an increased provision for doubtful accounts.


Liquidity and Financial Condition

           During the first quarter of 2001, the Company's net cash outflow before financing activities was $35.5 million, including $7.6 million of cash generated from operations, the reinvestment of $9.9 million for capital programs and the use of $33.2 million of cash for net purchases of available-for-sale securities and other short-term investments.

           Cash generated from operations in the first quarter of 2001 reflected a $10.9 million net cash outflow related to investments in trading securities. Excluding this cash outflow, cash provided from operations totaled $18.6 million. Cash invested in additional working capital totaled $23.9 million during the first quarter of 2001, mainly reflecting a $9.3 million increase in inventories, a $6.6 million increase in receivables due to higher sales in the first quarter of 2001 compared with the fourth quarter of 2000, and a $6.6 million net decrease in payables and accrued liabilities.

           Net cash provided by financing activities during the first quarter of 2001 totaled $31.2 million, reflecting a $67.1 million increase in borrowings under the Company's bank revolving credit facility, partially offset by repayments of long-term debt totaling $28.2 million and an $8.1 million decrease in short-term borrowings. In addition, financing activities included a $1.2 million cash outlay for repurchases of 161,500 shares of the Company's common stock pursuant to the Company's repurchase program. At April 1, 2001, 225,362 shares of common stock remained to be purchased under the Company's repurchase program.

           As a result of the foregoing factors, cash and cash equivalents decreased by $4.3 million during the first quarter of 2001 to $13.9 million, excluding $523.4 million of trading and available-for-sale securities and other short-term investments.

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance costs and for decommissioning and remediation costs. In the first quarter of 2001, $0.6 million of costs were charged against this reserve, primarily for severance costs, leaving a reserve balance of $1.5 million as of the end of the first quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down substantially all of its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance costs and for other shutdown-related costs. In the first quarter of 2001, $0.3 million of costs were charged against this reserve, principally for severance costs, leaving a reserve balance of $1.2 million as of the end of the first quarter of 2001.

           See Note 8 to Consolidated Financial Statements for information regarding contingencies.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2000, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $40.1 million. At April 1, 2001, the value of long contracts was $6.0 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost to the Company at April 1, 2001 to terminate these instruments and therefore the fair market value is zero.

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

 (a)  No Reports on Form 8-K were filed during the quarter ended April 1, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTERNATIONAL SPECIALTY PRODUCTS INC.

DATE:  May 15, 2001           BY:   /s/Randall R. Lay
       ------------                 ---------------------------------
                                    Randall R. Lay
                                    Executive Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)