Form 10-Q
period 2001-07-01
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2001-08-15
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     As of August 10, 2001, 65,474,070 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       SECOND QUARTER ENDED     SIX MONTHS ENDED
                                       --------------------    ------------------
                                         JULY 2,    JULY 1,     JULY 2,   JULY 1,
                                          2000       2001        2000      2001
                                       ---------   ---------  ---------  ---------
Net sales............................  $ 200,257   $ 203,294  $ 398,198  $ 406,491
                                       ---------   ---------  ---------  ---------
Costs and Expenses:
  Cost of products sold..............    126,966     122,332    256,400    255,595
  Selling, general and administrative     39,488      41,331     78,350     81,308
  Goodwill amortization..............      4,047       4,048      8,095      8,096
                                       ---------   ---------  ---------  ---------
     Total costs and expenses .......    170,501     167,711    342,845    344,999
                                       ---------   ---------  ---------  ---------
Operating income.....................     29,756      35,583     55,353     61,492
Interest expense.....................    (21,193)    (18,677)   (40,915)   (37,728)
Gain on contract settlement .........        -           -        3,450        -
Other income (expense), net..........      6,634     (16,746)     9,097     11,753
                                       ---------   ---------  ---------  ---------
Income before income taxes...........     15,197         160     26,985     35,517
Income taxes.........................     (5,338)        (60)    (9,454)   (12,462)
                                       ---------   ---------  ---------   --------
Income before cumulative effect of
   accounting change.................      9,859         100     17,531     23,055

Cumulative effect of change in
   accounting principle, net of
   income tax benefit of $216........         -           -          -        (440)
                                       ---------   ---------  ---------   --------
Net income...........................  $   9,859   $     100  $  17,531   $ 22,615
                                       =========   =========  =========   ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) - (CONTINUED)
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                        SECOND QUARTER ENDED    SIX MONTHS ENDED
                                        --------------------  --------------------
                                         July 2,    July 1,    July 2,     July 1,
                                          2000       2001       2000         2001
                                        --------  ---------   --------    --------

Earnings per common share:
  Basic:
    Income before cumulative effect
       of accounting change..........  $     .14   $      -   $     .25   $    .35
    Cumulative effect of accounting
       change........................         -           -          -        (.01)
                                       ---------   ---------  ---------   --------
    Net income.......................  $     .14   $      -   $     .25   $    .34
                                       =========   =========  =========   ========
  Diluted:
    Income before cumulative effect
       of accounting change..........  $     .14   $      -   $     .25   $    .35
    Cumulative effect of accounting
       change........................         -           -          -        (.01)
                                       ---------   ---------  ---------   --------
    Net income.......................  $     .14   $      -   $     .25   $    .34
                                       =========   =========  =========   ========


 Weighted average number of common
    and common equivalent shares
    outstanding:

  Basic..............................     68,846      66,148     68,847     66,238
                                       =========   =========   ========   ========
  Diluted............................     68,846      66,263     68,847     66,314
                                       =========   =========   ========   ========










The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                 JULY 1,
                                                  DECEMBER 31,    2001
                                                      2000     (UNAUDITED)
                                                  ------------ -----------
                                                         (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   18,181  $   28,454
  Investments in trading securities..............    303,103      21,739
  Investments in available-for-sale securities...    222,327     318,271
  Other short-term investments...................     19,129       2,209
  Restricted cash................................         -      197,251
  Accounts receivable, trade, net................     89,173      94,720
  Accounts receivable, other.....................     19,596      24,846
  Receivable from related parties, net...........     11,624      16,174
  Inventories....................................    150,948     181,984
  Other current assets...........................     36,928      34,101
                                                  ----------  ----------
     Total Current Assets........................    871,009     919,749
Property, plant and equipment, net...............    562,973     555,059
Goodwill, net....................................    494,386     489,201
Other assets.....................................     31,916      58,973
                                                  ----------  ----------
Total Assets..................................... $1,960,284  $2,022,982
                                                  ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $  143,682  $   39,150
  Current maturities of long-term debt...........    224,419     202,374
  Accounts payable...............................     58,238      57,754
  Accrued liabilities............................     91,309      88,473
  Income taxes...................................     13,610      12,674
                                                  ----------  ----------
    Total Current Liabilities....................    531,258     400,425
                                                  ----------  ----------
Long-term debt less current maturities...........    524,780     823,518
                                                  ----------  ----------
Deferred income taxes............................    151,181     114,636
                                                  ----------  ----------
Other liabilities................................     61,730      62,308
                                                  ----------  ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................        -           -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695         695
  Additional paid-in capital.....................    485,629     487,054
  Unearned compensation - restricted stock awards     (1,287)     (1,072)
  Treasury stock, at cost - 3,135,192 and
    3,495,811 shares, respectively...............    (19,631)    (23,027)
  Retained earnings..............................    213,928     236,543
  Accumulated other comprehensive income(loss)...     12,001     (78,098)
                                                  ----------  ----------
    Total Stockholders' Equity...................    691,335     622,095
                                                  ----------  ----------
Total Liabilities and Stockholders' Equity....... $1,960,284  $2,022,982
                                                  ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                           -------------------
                                                            JULY 2,   JULY 1,
                                                             2000      2001
                                                           --------  ---------
                                                               (THOUSANDS)

Cash and cash equivalents, beginning of period...........  $ 23,309  $ 18,181
                                                           --------  --------
Cash provided by operating activities:
    Net income...........................................    17,531    22,615
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Cumulative effect of change in accounting principle        -        440
      Depreciation.......................................    25,027    26,141
      Goodwill amortization..............................     8,095     8,096
      Deferred income taxes..............................      (323)    7,276
      Unrealized (gains) losses on trading securities
        and other short-term investments.................   (20,870)    1,819
  Increase in working capital items......................   (27,360)  (44,451)
  Purchases of trading securities........................   (36,889) (323,198)
  Proceeds from sales of trading securities..............    52,544   500,119
  Increase in net receivable from related parties........    (3,077)   (4,550)
  Change in cumulative translation adjustment............    (6,709)   (8,976)
  Other, net.............................................    10,117     9,014
                                                           --------  --------
Net cash provided by operating activities................    18,086   194,345
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions .................   (22,241)  (44,079)
  Purchases of available-for-sale securities ............  (123,293) (130,671)
  Proceeds from sales of available-for-sale securities...   115,511    19,768
  Proceeds from sales of other short-term investments....       -      12,765
                                                           --------  --------
Net cash used in investing activities....................   (30,023) (142,217)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable.    (5,648)   (2,918)
  Increase (decrease) in short-term debt.................    26,101  (104,532)
  Proceeds from issuance of debt.........................       -     426,864
  Decrease in borrowings under revolving
    credit facilities....................................    (6,200) (122,000)
  Repayments of long-term debt...........................   (10,358)  (28,236)
  Increase in restricted cash............................       -    (197,251)
  Financing fees and expenses............................       -     (10,389)
  Repurchases of common stock............................    (2,685)   (4,123)
  Other, net.............................................       530       730
                                                           --------  --------
Net cash provided by (used in) financing activities......     1,740   (41,855)
                                                           --------  --------
Net change in cash and cash equivalents..................   (10,197)   10,273
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 13,112  $ 28,454
                                                           ========  ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                        SIX MONTHS ENDED
                                                       -------------------
                                                         JULY 2,   JULY 1,
                                                          2000      2001
                                                       --------- ---------
                                                           (THOUSANDS)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 40,708  $ 36,893
    Income taxes.....................................     10,265     4,696


  Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.............             $ 23,547
    Purchase price of acquisition....................               22,450
                                                                  --------
    Liabilities assumed..............................             $  1,097
                                                                  ========























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at July 1, 2001, and the results of operations and cash flows for the periods ended July 2, 2000 and July 1, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").


NOTE 1.  FINANCING TRANSACTIONS AND RESTRUCTURING

     On June 27, 2001, ISP Chemco Inc.("ISP Chemco"), an indirect wholly-owned subsidiary of the Company, and three wholly-owned subsidiaries of ISP Chemco issued $205.0 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2011. The net proceeds of $197.3 million, after discount and fees, were placed in an escrow account and will be used to retire the Company's 9.75% Senior Notes due 2002 on or prior to their maturity. On July 31, 2001, these four subsidiaries issued an additional $100.0 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2011. These notes have the same terms as the senior subordinated notes issued in June. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in an escrow account and will be used to retire a portion of the Company's 9% Senior Notes due 2003 on or prior to their maturity. All of the notes were guaranteed by substantially all of ISP Chemco's other domestic subsidiaries. The notes were issued under an indenture which, among other things, places limits on the ability of ISP Chemco and its subsidiaries to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, ISP Chemco and its three subsidiaries which issued the notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities will be based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of July 1, 2001, $74.0 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility.

     In connection with the above transactions, the Company also completed a restructuring of its business in order to separate its investment assets from its specialty chemicals business. As part of the restructuring, ISP Chemco transferred all of its investment assets to a newly formed subsidiary of the Company, Newco Holdings Inc., which is a parent company of ISP Chemco. Newco Holdings, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC. The restructuring was designed to simplify and rationalize the Company's operating structure and to position ISP Chemco as a pure-play specialty chemicals company. As a result of the restructuring, ISP Chemco's assets consist solely of those related to the Company's specialty chemicals business.


NOTE 2.  ACQUISITION

     On June 7, 2001, the Company completed the acquisition of FineTech Ltd. ("FineTech"), a pharmaceutical research company based in Haifa, Israel. FineTech specializes in the design of proprietary synthetic routes and methodologies used in the production of highly complex and valuable organic compounds for the pharmaceutical industry. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable net assets acquired, and the excess was recorded as goodwill. The results of FineTech are included in the Company's results from the date of acquisition and are not expected to be material to the Company's results of operations for the year 2001. FineTech recorded revenues of $3.5 million in the year 2000.


NOTE 3.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

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


NOTE 4.  HEDGING AND DERIVATIVES

     As discussed in Note 1, in June 2001, ISP Chemco entered into the $450.0 million Senior Credit Facilities, which include a $225.0 million term loan. Borrowings against this term loan will be based on either an alternate base rate or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA. The Company has designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to forecasted borrowings against the term loan. The interest rate swaps hedge forecasted exposure to changes in the eurodollar rate through July 2002.

     During the first six months of 2001, a $0.5 million charge related to the reduction in the fair market value of the interest rate swaps was reclassified and charged against interest expense. As of July 1, 2001, the reclassification charge to earnings related to interest accruals over the next twelve months is estimated to be $1.3 million.

     Derivatives held by the Company not designated as hedging instruments include total return equity swaps and forward foreign exchange instruments. The total return equity swaps are held for investment income purposes. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.

NOTE 5.  COMPREHENSIVE INCOME

                                              Second Quarter Ended   Six Months Ended
                                              --------------------   ----------------
                                                July 2,    July 1,    July 2,  July 1,
                                                 2000       2001       2000     2001
                                               -------   --------    -------  --------
                                                               (Thousands)
Net income...................................  $  9,859   $   100   $ 17,531  $ 22,615
                                               --------   -------   --------  --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $3,055, $18,869,
    $(17,364) and $41,736.....................   (4,342)  (38,580)    35,896   (80,887)
  Less: reclassification adjustment for
    losses included in net income,
    net of income tax benefit of $333,
    $594, $1,769 and $311.....................     (715)   (1,098)    (3,715)     (574)
                                               --------   -------   --------  --------
  Total change for the period.................   (3,627)  (37,482)    39,611   (80,313)
                                               --------   -------   --------  --------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of tax effect
    of $133 and $627..........................        -     (246)        -      (1,160)
  Less: reclassification adjustment for
    losses included in net income, net of
    tax effect of $161 and $189...............        -     (299)        -        (350)
                                               --------  -------    --------  --------
  Total change for the period.................        -       53         -        (810)
Foreign currency translation adjustment.......     (427)  (3,883)    (6,709)    (8,976)
                                               --------  -------   --------   --------
Total other comprehensive income (loss).......   (4,054) (41,312)    32,902    (90,099)
                                               -------- --------   --------   --------
Comprehensive income (loss)................... $  5,805 $(41,212)  $ 50,433   $(67,484)
                                               ======== ========   ========   ========

     Changes in the components of "Accumulated other comprehensive income
(loss)" for the six months ended July 1, 2001 are as follows:

                               Unrealized        Unrealized   Cumulative
                               Gains (Losses)    Losses on    Foreign      Accumulated
                               on Available-     Derivative   Currency     Other
                               for-Sale          Hedging      Translation  Comprehensive
                               Securities        Instruments  Adjustment   Income (Loss)
                               ----------        ----------   ----------   -----------
                                                        (Thousands)
Balance, December 31, 2000..   $   34,020        $      -     $ (22,019)   $  12,001
Change for the period.......      (80,313)           (810)       (8,976)     (90,099)
                               ----------        --------     ---------    ---------
Balance, July 1, 2001.......   $  (46,293)       $   (810)    $ (30,995)   $ (78,098)
                               ==========        ========     =========    =========

NOTE 6.  BUSINESS SEGMENT INFORMATION

                                               Second Quarter Ended      Six Months Ended
                                               ---------------------   --------------------
                                                July 2,     July 1,      July 2,    July 1,
                                                 2000        2001         2000       2001
                                               ---------   ---------   ---------  ---------
                                                               (Thousands)
Net sales:
  Personal Care.............................   $  46,861   $  48,812   $  95,467  $ 105,055
  Pharmaceutical, Food and Beverage.........      59,129      58,418     118,973    115,817
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      76,091      74,474     147,021    145,597
                                               ---------   ---------   ---------   --------
    Total Specialty Chemicals...............     182,081     181,704     361,461    366,469
  Mineral Products (1)......................      18,176      21,590      36,737     40,022
                                               ---------   ---------   ---------  ---------
Net sales...................................   $ 200,257   $ 203,294   $ 398,198  $ 406,491
                                               =========   =========   =========  =========

Operating income(2):
  Personal Care.............................   $   6,919   $   9,086   $  15,510  $  21,257
  Pharmaceutical, Food and Beverage.........      12,465      13,794      25,150     26,633
  Performance Chemicals, Fine Chemicals and
    Industrial..............................       7,743       9,966       9,458      9,902
                                               ---------   ---------    --------  ---------
    Total Specialty Chemicals...............      27,127      32,846      50,118     57,792
  Mineral Products..........................       2,674       2,782       5,303      3,356
                                               ---------   ---------    --------   --------
  Total segment operating income............      29,801      35,628      55,421     61,148
  Unallocated corporate office..............         (45)        (45)        (68)       344
                                               ---------   ---------   ---------   --------
Total operating income......................      29,756      35,583      55,353     61,492
Interest expense and other, net.............     (14,559)    (35,423)    (28,368)   (25,975)
                                               ---------   ---------   ---------  ---------
Income before income taxes..................   $  15,197   $     160   $  26,985  $  35,517
                                               =========   =========   =========  =========

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.5 and $16.6 million for the second quarter of 2000 and 2001, respectively, and $31.8 million for each of the first six months of 2000 and 2001.

(2) Operating income for the second quarter and first six months of 2000 for the three Specialty Chemicals business segments have been reclassified to conform to the 2001 presentation, based on a reallocation of certain manufacturing costs.

NOTE 7.  INVENTORIES

     Inventories comprise the following:

                                       December 31,     July 1,
                                           2000          2001
                                       ------------   ----------
                                              (Thousands)
     Finished goods................     $ 93,356      $ 109,256
     Work-in-process...............       29,022         40,611
     Raw materials and supplies....       28,570         32,117
                                        --------      ---------
     Inventories...................     $150,948      $ 181,984
                                        ========      =========

     At December 31, 2000 and July 1, 2001, $38.7 and $56.5 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $0.1 million lower at December 31, 2000 and $5.2 million higher at July 1, 2001.


NOTE 8.  RESTRUCTURING RESERVES

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance and for decommissioning and remediation costs. In the first six months of 2001, $1.8 million of such costs were charged against this reserve, leaving a reserve balance of $0.3 million as of the end of the second quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and other shutdown-related costs. In the first six months of 2001, $0.8 million of costs were charged against this reserve, principally for severance costs, leaving a reserve balance of $0.7 million as of the end of the second quarter of 2001.

NOTE 9. CONTINGENCIES

Environmental Litigation

     The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims") under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

     In the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of such matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 19 to Consolidated Financial Statements contained in the Form 10-K.

Tax Claim Against G-I Holdings Inc.

     Certain subsidiaries of the Company were members of the consolidated group (the "G-I Holdings Group") that included G-I Holdings Inc. ("G-I Holdings") in 1990 and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of such year. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. The claim of the IRS for interest and penalties, after taking into account the effect on the use of net operating losses and foreign tax credits, could result in G-I Holdings incurring liabilities significantly in excess of the deferred tax liability of $131.4 million that it recorded in 1990 in connection with this matter. G-I Holdings has advised the Company that it believes that it will prevail in this matter, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. Some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes, interest and penalties should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 19 to Consolidated Financial Statements contained in the Form 10-K.


NOTE 10.  NEW ACCOUNTING STANDARDS

     On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. Early adoption of SFAS No. 142 is not permitted. On an annualized basis, effective January 1, 2002, the Company's net income will increase by approximately $16.2 million ($.24 diluted earnings per share), unless any impairment charges are necessary.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTER 2001 COMPARED WITH
                        SECOND QUARTER 2000

     The Company recorded second quarter 2001 net income of $0.1 million compared with net income of $9.9 million ($.14 diluted earnings per share) in the second quarter of 2000. The results were attributable to higher operating income and lower interest expense, offset by investment losses in the quarter.

     Net sales for the second quarter of 2001 were $203.3 million compared with $200.3 million for the same period in 2000. The increase in sales resulted primarily from higher unit volumes in the Personal Care, Pharmaceutical and Mineral Products businesses and improved pricing in the Industrial business, partially offset by lower unit volumes in the Industrial, Alginates and Fine Chemicals businesses and by the adverse effect of the stronger U.S. dollar in Europe.

     Operating income for the second quarter of 2001 improved nearly 20% to $35.6 million compared with $29.8 million for the second quarter of 2000. The increase was attributable to improvements in operating profits in all Specialty Chemicals business segments, reflecting higher gross margins as a result of favorable manufacturing costs in the Personal Care, Pharmaceutical and Fine Chemicals businesses and improved pricing in the Industrial business, partially offset by the adverse effect of the stronger U.S. dollar in Europe.

     Interest expense for the second quarter of 2001 was $18.7 million versus $21.2 million for the same period last year. The decrease was due mainly to lower average borrowings and, to a lesser extent, lower average interest rates. Other expense, net, for the quarter was $16.7 million compared with other income of $6.6 million in last year's second quarter, with the decrease the result of investment losses.


Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.


Personal Care

     Sales in the second quarter of 2001 were $48.8 million compared with $46.9 million for the same period last year, while operating income for the second quarter of 2001 increased to $9.1 million from $6.9 million in last year's quarter. The 4% increase in sales resulted primarily from higher unit volumes in the North American and Latin America hair care markets, partially offset by the adverse effect of the stronger U.S. dollar in Europe. The 31% improvement in operating income mainly reflected higher gross margins as a result of favorable manufacturing costs and, to a lesser extent, a favorable product mix.

Pharmaceutical, Food and Beverage ("PFB")

     Sales for the PFB segment were $58.4 million for the second quarter of 2001 compared with $59.1 million for the second quarter of 2000, while operating income increased to $13.8 million versus $12.5 million last year. Sales for the Pharmaceutical and Beverage business increased by 6% in the second quarter of 2001, reflecting higher Pharmaceutical unit volumes in the antiseptics and excipients markets. Sales for the Alginates business decreased by 20% due to lower unit volumes in the North American food market.

     Operating income for the Pharmaceutical and Beverage business increased 31% in the second quarter of 2001 compared with the same period in 2000, while the operating margin improved from 24% in the second quarter of 2000 to 29.5% in this year's quarter. The improvement reflected the higher unit volumes and higher gross margins as a result of favorable manufacturing costs. Operating income for the Alginates business decreased by 50% in the second quarter of 2001 due to the lower unit volumes and unfavorable manufacturing costs related to lower production volumes.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the second quarter of 2001 were $74.5 million compared with $76.1 million in the second quarter of 2000. The lower sales were primarily attributable to a 16% sales decrease for the Fine Chemicals business, reflecting unit volume decreases related to contract sales to Polaroid, with sales to Polaroid expected to continue to decline. Sales for the Industrial business decreased by 2%, as improved pricing was offset by lower unit volumes and the unfavorable impact ($1.9 million) of the stronger U.S. dollar in Europe. Performance Chemicals sales increased by 8% due to higher unit volumes in North America and Europe.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment improved 29% for the second quarter of 2001 to $10.0 million versus $7.7 million for the same period last year, principally reflecting higher Industrial operating income due to improved pricing. Operating income for the Fine Chemicals business improved 9% despite the lower sales as a result of favorable manufacturing costs, partially offset by an unfavorable product mix. While sales for the Performance Chemicals business increased for the second quarter of 2001, operating profits fell due to lower gross margins as a result of an unfavorable product mix in Europe.

Mineral Products

     Sales for the Mineral Products segment for the second quarter of 2001 were $21.6 million compared with $18.2 million for the second quarter of 2000. The 19% higher sales were attributable to a $2.4 million (89%) increase in trade sales and $1.0 million (7%) higher sales to Building Materials Corporation of America, an affiliate, both due to higher unit volumes. Operating income for the second quarter of 2001 was $2.8 million compared with $2.7 million for the second quarter of 2000, as the impact of higher unit volumes was offset by higher operating expenses due mainly to an increased provision for doubtful accounts, and also a lower gross margin due to unfavorable pricing.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 2001 COMPARED WITH
                        FIRST SIX MONTHS 2000

     For the first six months of 2001, the Company recorded net income of $22.6 million ($.34 diluted earnings per share) compared with $17.5 million ($.25 diluted earnings per share) in the first six months of 2000. The results for the first six months of 2001 include an after-tax charge of $0.4 million ($.01 diluted earnings per share), representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the effect of such charge and a one-time gain of $3.5 million in the first six months of 2000 from a contract settlement, net income for the first six months of 2001 was $23.1 million ($.35 diluted earnings per share) versus $15.3 million ($.22 diluted earnings per share) in the same period last year. On a comparable basis, the improved results were attributable to higher operating and investment income and lower interest expense.

     Net sales for the first six months of 2001 were $406.5 million compared with $398.2 million for the same period in 2000. The increase in sales resulted primarily from higher unit volumes in the Personal Care, Pharmaceutical, Performance Chemicals and Mineral Products businesses and improved pricing in the Industrial business, partially offset by lower unit volumes in the Industrial, Alginates and Fine Chemicals businesses and by the adverse effect of the stronger U.S. dollar in Europe.

     Operating income for the first six months of 2001 was $61.5 million compared with $55.4 million for the first six months of 2000. The 11% increase in operating income was primarily attributable to improvements in operating profits in the Personal Care and Pharmaceutical businesses resulting from higher unit volumes and favorable manufacturing costs, and improved pricing in the Industrial business, partially offset by lower unit volumes in the Industrial and Alginates businesses, higher energy costs in the Mineral Products business segment and by the adverse effect of the stronger U.S. dollar in Europe.

     Interest expense for the first six months of 2001 was $37.7 million versus $40.9 million for the same period last year. The decrease was due mainly to lower average borrowings and, to a lesser extent, lower average interest rates. Other income, net, for the first six months was $11.8 million compared with $9.1 million for the same period last year, with the increase due to higher investment income.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

     Sales in the first six months of 2001 were $105.1 million compared with $95.5 million for the same period last year, while operating income for the first six months of 2001 increased to $21.3 million from $15.5 million in the same period last year. The 10% increase in sales resulted from higher unit volumes in the North American and European hair care markets, partially offset by the adverse effect of the stronger U.S. dollar in Europe. Operating profits improved 37% as a result of the higher unit volumes and due to higher gross margins which were attributable to favorable manufacturing costs.

Pharmaceutical, Food and Beverage ("PFB")

     Sales for the PFB segment were $115.8 million for the first six months of 2001 compared with $119.0 million for the first six months of 2000, while operating income increased to $26.6 million versus $25.2 million last year. Sales for the Pharmaceutical and Beverage business increased by 5% in the first six months of 2001, primarily reflecting higher Pharmaceutical unit volumes in the antiseptics and excipients markets. Sales for the Alginates business decreased by 22% due to lower unit volumes, primarily in the food, pharmaceutical and industrial markets.

     Operating income for the Pharmaceutical and Beverage business increased 25% in the first six months of 2001 compared with the same period in 2000, while the operating margin improved from 24% in the first six months of 2000 to 28% for the same period this year. The improvement reflected the higher unit volumes and higher gross margins as a result of favorable manufacturing costs. Operating income for the Alginates business decreased by 56% in the first six months of 2001 due to the lower unit volumes and unfavorable manufacturing costs related to lower production volumes.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first six months of 2001 were $145.6 million compared with $147.0 million in the first six months of 2000. The lower sales were primarily attributable to a 4% sales decline in the Industrial business due to lower volumes and the unfavorable impact ($3.5 million) of the stronger

U.S. dollar in Europe, offset by improved pricing. Sales for the Fine Chemicals business decreased by 9%, reflecting unit volume decreases related to contract sales to Polaroid, with sales to Polaroid expected to continue to decline. Sales for the Performance Chemicals business increased by 10%, mainly reflecting volume increases in the North American agricultural market.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment increased 5% for the first six months of 2001 to $9.9 million compared with $9.5 million for the same period last year. The improved results were attributable to higher Industrial operating income due to improved pricing. Offsetting the improved Industrial results were 33% and 10% lower operating income for the Performance Chemicals and Fine Chemicals businesses, respectively. The unfavorable results for the Performance Chemicals business were attributable to an unfavorable product mix and higher operating expenses, which offset the impact of the higher unit volumes. The lower operating income for the Fine Chemicals business also reflected an unfavorable product mix and higher operating expenses.

Mineral Products

     Sales for the Mineral Products segment for the first six months of 2001 were $40.0 million compared with $36.7 million for the first six months of 2000. The higher sales were attributable to a $3.3 million (68%) increase in trade sales due to higher unit volumes. Sales to Building Materials Corporation of America, an affiliate, remained level for the period at $31.8 million as compared with last year. Operating income for the first six months of 2001 was $3.4 million compared with $5.3 million for the first six months of 2000, reflecting lower gross margins due to unfavorable pricing and higher energy costs, and also higher operating expenses due mainly to an increased provision for doubtful accounts.

Liquidity and Financial Condition

     During the first six months of 2001, the Company's net cash flow before financing activities was $52.1 million, including $194.3 million of cash generated from operations, the reinvestment of $44.1 million for capital programs and the acquisition of FineTech Ltd. (see Note 2 to Consolidated Financial Statements) and the use of $98.1 million of cash for net purchases of available-for-sale securities and other short-term investments.

     Cash generated from operations in the first six months of 2001 reflected a $176.9 million net cash inflow related to net sales of trading securities. Excluding this cash flow, cash provided from operations totaled $17.4 million. Cash invested in additional working capital totaled $44.5 million during the first six months of 2001, primarily reflecting a $31.0 million increase in inventories, mainly due to higher production levels in line with increased sales, a $6.9 million increase in receivables due to higher sales in the second quarter of 2001 compared with the fourth quarter of 2000, and a $7.2 million net decrease in payables and accrued liabilities.

     Net cash used in financing activities during the first six months of 2001 totaled $41.9 million, reflecting the debt financing transactions discussed below, financing fees and expenses of $10.4 million related to the financing transactions, repayments of long-term debt totaling $28.2 million and a $104.5 million decrease in short-term borrowings. In addition, financing activities included a $4.1 million cash outlay for repurchases of 474,400 shares of the Company's common stock pursuant to the Company's repurchase program. On May 15, 2001, the Company's Board of Directors approved the repurchase of an additional
2.5 million shares of its common stock pursuant to its share repurchase program. At July 1, 2001, 2,412,462 shares of common stock remained to be purchased under the Company's repurchase program.

     On June 27, 2001, ISP Chemco Inc.("ISP Chemco"), an indirect wholly-owned subsidiary of the Company, and three wholly-owned subsidiaries of ISP Chemco issued $205.0 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2011. The net proceeds of $197.3 million, after discount and fees, were placed in an escrow account and will be used to retire the Company's 9.75% Senior Notes due 2002 on or prior to their maturity. On July 31, 2001, these four subsidiaries issued an additional $100.0 million aggregate principal amount of 10.25% Senior Subordinated Notes due 2011. These notes have the same terms as the senior subordinated notes issued in June. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in an escrow account and will be used to retire a portion of the Company's 9% Senior Notes due 2003 on or prior to their maturity. All of the notes were guaranteed by substantially all of ISP Chemco's other domestic subsidiaries. The notes were issued under an indenture which, among other things, places limits on the ability of ISP Chemco and its subsidiaries to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, ISP Chemco and its three subsidiaries which issued the notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities will be based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of July 1, 2001, $74.0 million of borrowings and

$5.6 million of letters of credit were outstanding under the revolving credit facility.

     As a result of the foregoing factors, cash and cash equivalents increased by $10.3 million during the first six months of 2001 to $28.5 million, excluding $342.2 million of trading and available-for-sale securities and other short-term investments.

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance and for decommissioning and remediation costs. In the first six months of 2001, $1.8 million of costs were charged against this reserve, leaving a reserve balance of $0.3 million as of the end of the second quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and other shutdown-related costs. In the first six months of 2001, $0.8 million of costs were charged against this reserve, principally for severance costs, leaving a reserve balance of $0.7 million as of the end of the second quarter of 2001.

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




                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference  is made to  Management's  Discussion  and  Analysis of Financial
Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2000, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $40.1 million. At July 1, 2001, the value of long contracts was $2.6 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost to the Company at July 1, 2001 to terminate these instruments and therefore the fair market value is zero.

                                     PART II


                                OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on May 15, 2001, each nominated director was reelected, with at least 63,133,426 votes in favor of and not more than 535,296 votes withheld from, each nominee; the adoption of the Company's 2000 Stock Option Plan for Non-Employee Directors was approved, with 62,744,740 votes in favor, 900,319 votes against and 23,663 abstentions; and the proposed amendment to the Company's 2000 Long Term Incentive Plan was approved, with 61,202,362 votes in favor, 2,451,170 votes against and 15,190 abstentions.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The registrant filed a report on Form 8-K, dated June 28, 2001, reporting events under Item 5 thereof.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  August 15, 2001           BY:   /s/Randall R. Lay
       ---------------                 -----------------

                                       Randall R. Lay
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Financial and
                                         Accounting Officer)