Form 10-Q
period 2001-09-30
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2001-11-14
CIK 1026738

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     As of November 9, 2001, 65,121,309 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       THIRD QUARTER ENDED     NINE MONTHS ENDED
                                       --------------------    ------------------
                                      OCTOBER 1,   SEPT. 30,  OCTOBER 1, SEPT. 30,
                                         2000        2001        2000      2001
                                       --------    ---------  ---------  ---------
Net sales............................  $ 195,886   $ 188,633  $ 594,084  $ 595,124
                                       ---------   ---------  ---------  ---------
Costs and Expenses:
  Cost of products sold..............    129,680     114,896    386,080    370,491
  Selling, general and administrative     38,268      39,177    116,618    120,485
  Goodwill amortization..............      4,049       4,048     12,144     12,144
                                       ---------   ---------  ---------  ---------
     Total costs and expenses .......    171,997     158,121    514,842    503,120
                                       ---------   ---------  ---------  ---------
Operating income.....................     23,889      30,512     79,242     92,004
Interest expense.....................    (21,810)    (25,052)   (62,725)   (62,780)
Gain on contract settlement .........          -           -      3,450          -
Other income (expense), net..........     39,451      (8,326)    48,548      3,427
                                       ---------   ---------  ---------  ---------
Income (loss) before income taxes....     41,530      (2,866)    68,515     32,651
Income tax (provision) benefit.......    (14,566)        989    (24,020)   (11,473)
                                       ---------   ---------  ---------   --------
Income (loss) before cumulative
   effect of accounting change.......     26,964      (1,877)    44,495     21,178

Cumulative effect of change in
   accounting principle, net of
   income tax benefit of $216........          -           -          -       (440)
                                       ---------   ---------  ---------   --------
Net income (loss)....................  $  26,964   $  (1,877) $  44,495   $ 20,738
                                       =========   =========  =========   ========


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                       THIRD QUARTER ENDED    NINE MONTHS ENDED
                                       --------------------   ------------------
                                       OCTOBER 1, SEPT. 30,   OCTOBER 1, SEPT. 30,
                                          2000       2001       2000      2001
                                        --------  ---------   --------   --------
Earnings per common share:
  Basic:
    Income (loss) before cumulative
       Effect of accounting change...  $     .40   $    (.03) $     .65   $    .32
    Cumulative effect of accounting
       change........................         -           -          -        (.01)
                                       ---------   ---------  ---------   --------
    Net income (loss)................  $     .40   $    (.03) $     .65   $    .31
                                       =========   =========  =========   ========
  Diluted:
    Income (loss) before cumulative
       of accounting change..........  $     .40   $    (.03) $     .65   $    .32
    Cumulative effect of accounting
       change........................         -           -          -        (.01)
                                       ---------   ---------  ---------   --------
    Net income (loss)................  $     .40   $    (.03) $     .65   $    .31
                                       =========   =========  =========   ========


 Weighted average number of common
  and common equivalent shares outstanding:

  Basic..............................     67,951      65,641     68,518     66,050
                                       =========   =========   ========   ========
  Diluted............................     67,951      65,770     68,518     66,137
                                       =========   =========   ========   ========





The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                SEPTEMBER 30,
                                                   DECEMBER 31,    2000
                                                      2001      (UNAUDITED)
                                                  ------------  -----------
                                                        (THOUSANDS)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   18,181  $   30,168
  Investments in trading securities..............    303,103      26,000
  Investments in available-for-sale securities...    222,327     331,189
  Other short-term investments...................     19,129       2,220
  Restricted cash................................         -      176,519
  Accounts receivable, trade, net................     89,173      89,784
  Accounts receivable, other.....................     19,596      27,739
  Receivable from related parties, net...........     11,624      15,698
  Inventories....................................    150,948     201,712
  Other current assets...........................     36,928      36,637
                                                  ----------  ----------
     Total Current Assets........................    871,009     937,666
Property, plant and equipment, net...............    562,973     558,786
Goodwill, net....................................    494,386     488,153
Long-term restricted cash........................         -       81,130
Other assets.....................................     31,916      68,733
                                                  ----------  ----------
Total Assets..................................... $1,960,284  $2,134,468
                                                  ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $  143,682  $  116,645
  Current maturities of long-term debt...........    224,419     182,446
  Accounts payable...............................     58,238      51,555
  Accrued liabilities............................     91,309     109,006
  Income taxes...................................     13,610      15,567
                                                  ----------  ----------
    Total Current Liabilities....................    531,258     475,219
                                                  ----------  ----------
Long-term debt less current maturities...........    524,780     912,540
                                                  ----------  ----------
Deferred income taxes............................    151,181      93,148
                                                  ----------  ----------
Other liabilities................................     61,730      65,439
                                                  ----------  ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................        -           -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695         695
  Additional paid-in capital.....................    485,629     487,067
  Unearned compensation - restricted stock awards     (1,287)     (1,072)
  Treasury stock, at cost - 3,135,192 and
    4,245,947 shares, respectively...............    (19,631)    (30,668)
  Retained earnings..............................    213,928     234,666
  Accumulated other comprehensive income(loss)...     12,001    (102,566)
                                                  ----------  ----------
    Total Stockholders' Equity...................    691,335     588,122
                                                  ----------  ----------

Total Liabilities and Stockholders' Equity....... $1,960,284  $2,134,468
                                                  ==========  ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                            NINE MONTHS ENDED
                                                          --------------------
                                                          OCTOBER 1, SEPT. 30,
                                                             2000      2001
                                                          ---------  ---------
                                                              (THOUSANDS)

Cash and cash equivalents, beginning of period...........  $ 23,309  $ 18,181
                                                           --------  --------
Cash provided by operating activities:
  Net income.............................................    44,495    20,738
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Cumulative effect of change in accounting principle         -       440
      Depreciation.......................................    38,039    39,542
      Goodwill amortization..............................    12,144    12,144
      Deferred income taxes..............................    10,118      (785)
      Unrealized (gains) losses on trading securities
        and other short-term investments.................   (20,191)    4,584
  Increase in working capital items......................    (2,819)  (46,949)
  Purchases of trading securities........................   (41,740) (405,621)
  Proceeds from sales of trading securities..............    87,839   610,191
  Increase in net receivable from related parties........    (1,337)   (4,074)
  Change in cumulative translation adjustment............   (12,790)     (953)
  Other, net.............................................    12,901     5,441
                                                           --------  --------
Net cash provided by operating activities................   126,659   234,698
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions .................   (39,380)  (58,716)
  Purchases of available-for-sale securities.............  (296,448) (298,850)
  Proceeds from sales of available-for-sale securities...   217,388    92,456
  Proceeds from sales of other short-term investments....         -    12,765
                                                           --------  --------
Net cash used in investing activities....................  (118,440) (252,345)
                                                           --------  --------
Cash provided by (used in) financing activities:
  Proceeds (repayments) from sale of accounts receivable.    (5,128)   (7,791)
  Increase (decrease) in short-term debt.................     5,766   (27,037)
  Proceeds from issuance of debt.........................         -   527,332
  Increase (decrease) in borrowings under revolving
    credit facilities....................................     1,800  (115,400)
  Repayments of long-term debt...........................   (10,461)  (65,059)
  Increase in restricted cash............................         -  (257,649)
  Financing fees and expenses............................         -   (13,789)
  Repurchases of common stock............................    (8,616)  (12,257)
  Other, net.............................................       530     1,284
                                                           --------  --------
Net cash provided by (used in) financing activities......   (16,109)   29,634
                                                           --------  --------
Net change in cash and cash equivalents..................    (7,890)   11,987
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 15,419  $ 30,168
                                                           ========  ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                        NINE MONTHS ENDED
                                                       -------------------
                                                       OCTOBER 1, SEPT. 30,
                                                         2000        2001
                                                       --------- ---------
                                                           (THOUSANDS)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 59,799  $ 49,874
    Income taxes.....................................     10,212     7,114


  Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.............             $ 26,547
    Purchase price of acquisition....................               22,450
                                                                  --------
    Liabilities assumed..............................             $  4,097
                                                                  ========























The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company at September 30, 2001, and the results of operations and cash flows for the periods ended October 1, 2000 and September 30, 2001. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K").


NOTE 1.  FINANCING TRANSACTIONS AND RESTRUCTURING

         On June 27, 2001, ISP Chemco Inc.("ISP Chemco"), an indirect wholly-owned subsidiary of the Company, and three wholly-owned subsidiaries of ISP Chemco issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in an escrow account and were used to retire the Company's 9 3/4% Senior Notes due 2002 (the "2002 Notes") on or prior to October 15, 2001. During the third quarter of 2001, the Company retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of 2002 Notes were retired on or before October 15, 2001. On July 31, 2001, these four subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in an escrow account to be used to retire a portion of the Company's 9% Senior Notes due 2003 (the "2003 Notes") on or prior to their maturity. On November 13, 2001, these four subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June, except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in an escrow account to be used to retire a portion of the Company's 2003 Notes on or prior to their maturity. During the third quarter of 2001, the Company retired $16.9 million principal amount of the 2003 Notes. All of the 2011 Notes were guaranteed by substantially all of ISP Chemco's other domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limits on the ability of ISP Chemco and its subsidiaries to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, ISP Chemco and its three subsidiaries which issued the notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities will be based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of September 30, 2001, $80.6 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility.

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

     During the first nine months of 2001, a $1.0 million charge related to the reduction in the fair market value of the interest rate swaps was reclassified and charged against interest expense, of which $0.2 million represents hedge ineffectiveness. As of September 30, 2001, the reclassification charge to earnings related to interest accruals over the next twelve months is estimated to be $2.1 million.

     Derivatives held by the Company not designated as hedging instruments include total return equity swaps and forward foreign exchange instruments. The total return equity swaps are held for investment income purposes. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.

NOTE 5.  COMPREHENSIVE INCOME

                                              Third Quarter Ended   Nine Months Ended
                                              -------------------  -------------------
                                              October 1, Sept 30,  October 1, Sept 30,
                                                 2000     2001       2000       2001
                                              ---------  --------  ---------  -------
                                                             (Thousands)
Net income (loss)............................  $ 26,964  $(1,877) $ 44,495  $ 20,738
                                               --------  -------  --------  --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $(26,933), $17,154,
    $(44,297) and $58,890.....................   54,748  (33,478)   90,644  (114,365)
  Less: reclassification adjustment for
    losses included in net income,
    net of income tax benefit of $(13,228),
    $1,223, $(2,583) and $1,534...............   24,390   (1,526)   20,675    (2,100)
                                               --------  -------  --------  --------
  Total change for the period.................   30,358  (31,952)   69,969  (112,265)
                                               --------  -------  --------  --------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of tax effect
    of $443 and $1,070........................        -     (819)        -    (1,979)
  Less: reclassification adjustment for
    losses included in net income, net of
    tax effect of $151 and $341...............        -     (280)        -      (630)
                                               --------  -------  --------   -------
  Total change for the period.................        -     (539)        -    (1,349)
Foreign currency translation adjustment.......   (6,081)   8,023   (12,790)     (953)
                                               --------  -------  --------  --------
Total other comprehensive income (loss).......   24,277  (24,468)   57,179  (114,567)
                                               --------  -------  --------  --------
Comprehensive income (loss)................... $ 51,241 $(26,345) $101,674  $(93,829)
                                               ========  =======  ========  ========


     Changes in the components of "Accumulated other comprehensive income
(loss)" for the nine months ended September 30, 2001 are as follows:

                               Unrealized        Unrealized   Cumulative
                               Gains (Losses)    Losses on    Foreign      Accumulated
                               on Available-     Derivative   Currency     Other
                               for-Sale          Hedging      Translation  Comprehensive
                               Securities        Instruments  Adjustment   Income (Loss)
                               ------------      ----------   ---------    -------------
                                                       (Thousands)
Balance, December 31, 2000..   $     34,020      $        -   $ (22,019)   $  12,001
Change for the period.......       (112,265)         (1,349)       (953)    (114,567)
                               ------------      ----------   ---------    ---------
Balance, September 30, 2001.   $    (78,245)     $   (1,349)  $ (22,972)   $(102,566)
                               ============      ==========   =========    =========

NOTE 6.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended     Nine Months Ended
                                               ---------------------   --------------------
                                               October 1,  Sept. 30,   October 1, Sept. 30,
                                                 2000        2001         2000       2001
                                               ---------   ---------   ---------  ---------
                                                               (Thousands)
Net sales:
  Personal Care.............................   $  44,532   $  45,454   $ 139,999  $ 150,509
  Pharmaceutical, Food and Beverage.........      55,616      59,635     174,589    175,452
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      75,530      59,754     222,551    205,351
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals...............     175,678     164,843     537,139    531,312
  Mineral Products (1)......................      20,208      23,790      56,945     63,812
                                               ---------   ---------   ---------  ---------
Net sales...................................   $ 195,886   $ 188,633   $ 594,084  $ 595,124
                                               =========   =========   =========  =========

Operating income(2):
  Personal Care.............................   $   7,314   $   5,746   $  22,824  $  27,003
  Pharmaceutical, Food and Beverage.........      12,191      12,146      37,341     38,779
  Performance Chemicals, Fine Chemicals and
    Industrial..............................         726       7,603      10,184     17,505
                                               ---------   ---------   ---------  ---------
    Total Specialty Chemicals...............      20,231      25,495      70,349     83,287
  Mineral Products..........................       3,358       5,078       8,661      8,434
                                               ---------   ---------   ---------  ---------
  Total segment operating income............      23,589      30,573      79,010     91,721
  Unallocated corporate office..............         300         (61)        232        283
                                               ---------   ---------   ---------  ---------
Total operating income......................      23,889      30,512      79,242     92,004
Interest expense and other, net.............      17,641     (33,378)    (10,727)   (59,353)
                                               ---------   ---------   ---------  ---------
Income (loss) before income taxes...........   $  41,530   $  (2,866)  $  68,515  $  32,651
                                               =========   =========   =========  =========


(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.7 and $18.7 million for the third quarter of 2000 and 2001, respectively, and $47.6 and $50.5 million for the first nine months of 2000 and 2001, respectively.

(2) Operating income for the third quarter and first nine months of 2000 for the three Specialty Chemicals business segments have been reclassified to conform to the 2001 presentation, based on a reallocation of certain manufacturing costs.

NOTE 7.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   September 30,
                                           2000          2001
                                       ------------   ------------
                                              (Thousands)
     Finished goods................     $ 93,356        $ 127,489
     Work-in-process...............       29,022           41,131
     Raw materials and supplies....       28,570           33,092
                                        --------        ---------
     Inventories...................     $150,948        $ 201,712
                                        ========        =========

         At December 31, 2000 and September 30, 2001, $38.7 and $62.7 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, they would have been $0.1 million lower at December 31, 2000 and $4.9 million higher at September 30, 2001.


NOTE 8.  RESTRUCTURING RESERVES

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance and for decommissioning and remediation costs. During the first nine months of 2001, $2.0 million of such costs were charged against this reserve, leaving a reserve balance of $0.1 million as of the end of the third quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and other shutdown-related costs. During the first nine months of 2001, $1.1 million of costs were charged against this reserve, leaving a reserve balance of $0.4 million as of the end of the third quarter of 2001, primarily for remaining severance costs.


NOTE 9. SALE OF ACCOUNTS RECEIVABLE

           In October 2001, the Company entered into a new agreement for the sale of its domestic receivables. This agreement replaces a previous agreement which terminated in October 2001. The agreement has a termination date of October 2004 and provides for up to $40.0 million in cash to be made available to the Company based on eligible domestic receivables outstanding from time to time.

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

Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of the consolidated group (the "G-I Holdings Group") for Federal income tax purposes that included G-I Holdings Inc. ("G-I Holdings") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million

(after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 19 to Consolidated Financial Statements contained in the Form 10-K.


NOTE 11.  NEW ACCOUNTING STANDARDS

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER 2001 COMPARED WITH
                        THIRD QUARTER 2000

     The Company recorded a third quarter 2001 net loss of $1.9 million ($.03 diluted earnings per share) compared with net income of $27.0 million ($.40 diluted earnings per share) in the third quarter of 2000. The results were attributable to investment losses in the quarter and higher interest expense partially offset by higher operating income.

     Net sales for the third quarter of 2001 were $188.6 million compared with $195.9 million for the same period in 2000. The decrease in sales resulted primarily from lower volumes in the Industrial, Performance Chemicals and Fine Chemicals businesses, partially offset by higher volumes in the Pharmaceutical and Mineral Products businesses and improved pricing in the Industrial business. Volumes in the Industrial business were lower than last year's quarter due to the impact of discontinuing butanediol production at the Company's Texas City, Texas plant in March 2001.

     Operating income for the third quarter of 2001 improved 28% to $30.5 million compared with $23.9 million for the third quarter of 2000. The increase was attributable to improvements in operating profits in the Industrial, Pharmaceutical, Fine Chemicals and Mineral Products businesses, reflecting higher gross margins in each business as a result of favorable manufacturing costs, improved pricing in the Industrial business, the effect of favorable volume in the Pharmaceutical business and the favorable impact of the acquisition of FineTech Ltd. which was completed in the second quarter of 2001 (see Note 2 to Consolidated Financial Statements). These improved results were partially offset by unfavorable volumes in the Industrial and Performance Chemicals businesses, higher manufacturing costs in the Alginates business and lower margins in the Personal Care business segment.

     Interest expense for the third quarter of 2001 was $25.1 million versus $21.8 million for the same period last year. The increase was due to higher average borrowings, primarily reflecting the issuance of $305 million aggregate principal amount of 10 1/4% Senior Subordinated Notes in June and July 2001. Other expense, net, for the quarter was $8.3 million compared with other income of $39.5 million in last year's third quarter. The decrease was attributable to investment losses in the third quarter of 2001 of $7.3 million compared with investment income of $43.9 million in the third quarter of 2000, which reflected a net gain of $36.8 million from the sale of the Company's investments in Dexter Corporation and Life Technologies, Inc.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

           Sales in the third quarter of 2001 were $45.5 million compared with $44.5 million for the same period last year, while operating income for the third quarter of 2001 decreased to $5.7 million from $7.3 million in last year's quarter. The increase in sales resulted primarily from higher volumes in the North America hair care markets, reflecting strong mass market sales of hair gels and styling aids, partially offset by the lower volumes in the North America and Asia skin care markets. The $1.6 million decrease in operating income mainly reflected an unfavorable product mix in the North America hair care markets and higher operating expenses, partially offset by the effect of favorable volumes.

Pharmaceutical, Food and Beverage ("PFB")

           Sales for the PFB segment were $59.6 million for the third quarter of 2001 compared with $55.6 million for the third quarter of 2000, while operating income was $12.1 million versus $12.2 million in last year's quarter. Sales for the Pharmaceutical and Beverage business increased by 12% in the third quarter of 2001, reflecting higher volumes in both Pharmaceutical (excipients markets) and Beverage. Sales for the Alginates business decreased by 6% due to lower volumes in the industrial markets.

     Operating income for the Pharmaceutical and Beverage business increased 37% in the third quarter of 2001 compared with the same period in 2000, while the operating margin improved from 21.4% in the third quarter of 2000 to 26.2% in this year's quarter. The improvement reflected the higher volumes. Operating income for the Alginates business decreased in the third quarter of 2001 due to the lower volumes and unfavorable manufacturing costs related to lower production volumes.

Performance Chemicals, Fine Chemicals and Industrial

           Sales in the third quarter of 2001 were $59.8 million compared with $75.5 million in the third quarter of 2000. The 21% lower sales reflected lower volumes in each of the three businesses, partially offset by improved pricing in the Industrial business. Lower volumes in the Performance Chemicals business primarily reflected declines in the specialty coatings market. Lower Fine Chemicals volumes were related to contract sales to Polaroid. The lower contract sales were partially offset by sales of $1.2 million for the FineTech business which was was acquired in the second quarter.

           Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment improved in the third quarter of 2001 to $7.6 million versus $0.7 million for the same period last year, primarily reflecting higher Industrial operating income due to improved pricing and favorable manufacturing costs resulting from lower raw material and energy costs. Higher operating income for the Fine Chemicals business was attributable to an improved gross margin due to favorable manufacturing costs and the favorable impact of the FineTech acquisition. The Performance Chemicals business experienced a loss in the third quarter of 2001 as a result of the lower volumes and an unfavorable product mix.

      On October 12, 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. As a result, Polaroid may choose to either assume or reject the supply agreement it has with the Company. Polaroid has stated that it is reviewing this contract and will determine some time in the future whether it will elect to assume it or propose certain modifications to the contract. If it rejects that contract and no longer purchases product from the Company, or the Company accepts modifications to the contract, which would reduce the amounts to be paid by Polaroid, the Company's Performance Chemicals, Fine Chemicals and Industrial business segment could experience a reduction in sales and operating income which could be material to that business segment's results.

Mineral Products

           Sales for the Mineral Products segment for the third quarter of 2001 were $23.8 million compared with $20.2 million for the third quarter of 2000. The 18% higher sales were attributable to a $3.0 million (19%) increase in sales to Building Materials Corporation of America, an affiliate, and a 13% increase in trade sales, both due to higher volumes. Operating income for the third quarter of 2001 was $5.1 million compared with $3.4 million for the third quarter of 2000, reflecting a higher gross margin due to favorable manufacturing costs, partially offset by an unfavorable product mix.

RESULTS OF OPERATIONS - FIRST NINE MONTHS 2001 COMPARED WITH
                        FIRST NINE MONTHS 2000

     For the first nine months of 2001, the Company recorded net income of $20.7 million ($.31 diluted earnings per share) compared with $44.5 million ($.65 diluted earnings per share) in the first nine months of 2000. The results for the first nine months of 2001 include an after-tax charge of $0.4 million ($.01 diluted earnings per share), representing the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the effect of such charge and a one-time gain of $3.5 million in the first nine months of 2000 from a contract settlement, net income for the first nine months of 2001 was $21.1 million ($.32 diluted earnings per share) versus $42.3 million ($.62 diluted earnings per share) in the same period last year. On a comparable basis, the lower results were attributable to lower investment income, partially offset by improved operating income.

     Net sales for the first nine months of 2001 were $595.1 million compared with $594.1 million for the same period in 2000. The increase in sales resulted from higher volumes in the Personal Care, Pharmaceutical and Mineral Products businesses and improved pricing in the Industrial business, partially offset by lower volumes in the Industrial, Alginates and Fine Chemicals businesses and by the adverse effect of the stronger U.S. dollar in Europe.

     Operating income for the first nine months of 2001 was $92.0 million compared with $79.2 million for the first nine months of 2000. The 16% increase in operating income was attributable to improvements in operating profits in all Specialty Chemicals business segments, primarily resulting from higher volumes and favorable manufacturing costs in the Personal Care and Pharmaceutical businesses and improved pricing in the Industrial business. These gains were partially offset by lower volumes in the Industrial and Performance Chemicals businesses, unfavorable manufacturing costs in the Alginates business and by the adverse effect of the stronger U.S. dollar in Europe.

     Interest expense for the first nine months of 2001 was $62.8 million versus $62.7 million for the same period last year, as the effect of higher average borrowings reflecting the issuance of $305 million aggregate principal amount of 10 1/4% Senior Subordinated Notes in June and July 2001 was offset by lower average interest rates. Other income, net, for the first nine months of 2001 was $3.4 million compared with $48.5 million for the same period last year, with the decrease due to lower investment income. Investment income in the first nine months of 2001 was $13.5 million compared with $56.1 million in the first nine months of 2000, which included the net gain of $36.8 million from the sale of the Company's investments in Dexter Corporation and Life Technologies, Inc.

Business Segment Review

     A discussion of operating results for each of the Company's business segments follows. The Company operates its Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

           Sales in the first nine months of 2001 were $150.5 million compared with $140.0 million for the same period last year, while operating income for the first nine months of 2001 increased to $27.0 million from $22.8 million in the same period last year. The 7.5% increase in sales resulted principally from higher volumes in the North American and European hair care markets, reflecting strong mass market sales of hair gels and styling aids, partially offset by the adverse effect ($3.3 million) of the stronger U.S. dollar in Europe. Operating profits improved 18% as a result of the higher volumes and a higher gross margin which was attributable to favorable manufacturing costs.

Pharmaceutical, Food and Beverage ("PFB")

           Sales for the PFB segment were $175.5 million for the first nine months of 2001 compared with $174.6 million for the first nine months of 2000, while operating income increased to $38.8 million versus $37.3 million last year. Sales for the Pharmaceutical and Beverage business increased by 7.5% in the first nine months of 2001, primarily reflecting higher Pharmaceutical volumes in the excipients market and, to a lesser extent, higher Beverage volumes. Sales for the Alginates business decreased by 17% due to lower volumes across all regions and markets.

     Operating income for the Pharmaceutical and Beverage business increased 29% in the first nine months of 2001 compared with the same period in 2000, while the operating margin improved from 23% in the first nine months of 2000 to 28% for the same period this year. The improvement reflected the higher unit volumes and higher gross margins as a result of favorable manufacturing costs, partially offset by the adverse effect of the stronger U.S. dollar in Europe. Operating income for the Alginates business decreased in the first nine months of 2001 due to the lower volumes and unfavorable manufacturing costs related to lower production volumes.

Performance Chemicals, Fine Chemicals and Industrial

           Sales in the first nine months of 2001 were $205.4 million compared with $222.6 million in the first nine months of 2000. The lower sales were primarily attributable to an 11% sales decline in the Industrial business due to lower volumes and the unfavorable impact ($4.0 million) of the stronger U.S. dollar in Europe, partially offset by improved pricing. Sales for the Fine Chemicals business decreased by 9%, reflecting unit volume decreases related to contract sales to Polaroid (see discussion relating to Polaroid in "Results of Operations - Third Quarter 2001 Compared With Third Quarter 2000 - Performance Chemicals, Fine Chemicals and Industrial"). The lower contract sales were partially offset by sales of $1.6 million for the FineTech business which was acquired in the second quarter. Sales for the Performance Chemicals business decreased slightly, as small volume gains and favorable pricing were offset by the adverse effect ($1.4 million) of the stronger U.S. dollar in Europe.

           Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment increased 72% for the first nine months of 2001 to $17.5 million compared with $10.2 million for the same period last year. The improved results were primarily attributable to higher Industrial operating income due to improved pricing. In addition, operating income for the Fine Chemicals business improved by 80% due to favorable manufacturing costs and the favorable impact of the FineTech acquisition, partially offset by increased operating expenses. Offsetting these improved results was an 84% decline in operating income for the Performance Chemicals business as a result of an unfavorable product mix and higher operating expenses.


Mineral Products

           Sales for the Mineral Products segment for the first nine months of 2001 were $63.8 million compared with $56.9 million for the first nine months of 2000. The higher sales were attributable to a $3.9 million (42%) increase in trade sales and a 6% increase in sales to Building Materials Corporation of America, an affiliate, due primarily to higher volumes. Operating income for the first nine months of 2001 was $8.4 million compared with $8.7 million for the first nine months of 2000, reflecting an unfavorable product mix and also higher operating expenses due mainly to an increased provision for doubtful accounts.

LIQUIDITY AND FINANCIAL CONDITION

           During the first nine months of 2001, the Company's net cash outflow before financing activities was $17.6 million, including $234.7 million of cash generated from operations, the reinvestment of $58.7 million for capital programs and the acquisition of FineTech Ltd. (see Note 2 to Consolidated Financial Statements) and the use of $193.6 million of cash for net purchases of available-for-sale securities and other short-term investments.

           Cash generated from operations in the first nine months of 2001 reflected a $204.6 million net cash inflow related to net sales of trading securities. Excluding this cash flow, cash provided from operations totaled $30.1 million. Cash invested in additional working capital totaled $46.9 million during the first nine months of 2001, primarily reflecting a $50.7 million increase in inventories, mainly due to higher production levels in line with increased sales, partially offset by a $2.5 million net increase in payables and accrued liabilities.

           Net cash provided by financing activities during the first nine months of 2001 totaled $29.6 million, reflecting the debt financing transactions discussed below, financing fees and expenses of $13.8 million related to the financing transactions, repayments of long-term debt totaling $65.1 million and a $27.0 million decrease in short-term borrowings. In addition, financing activities included a $12.3 million cash outlay for repurchases of 1,296,900 shares of the Company's common stock pursuant to the Company's repurchase program. On May 15, 2001, the Company's Board of Directors approved the repurchase of an additional 2.5 million shares of its common stock pursuant to its share repurchase program. At September 30, 2001, 1,589,962 shares of common stock remained to be purchased under the Company's repurchase program.

           On June 27, 2001, ISP Chemco Inc.("ISP Chemco"), an indirect wholly-owned subsidiary of the Company, and three wholly-owned subsidiaries of -ISP Chemco issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in an escrow account and were used to retire the Company's 9 3/4% Senior Notes due 2002 (the "2002 Notes") on or prior to October 15, 2001. During the third quarter of 2001, the Company retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of 2002 Notes were retired on or before October 15, 2001. On July 31, 2001, these four subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million was placed in an escrow account to be used to retire a portion of the Company's 9% Senior Notes due 2003 (the "2003 Notes") on or prior to their maturity. On November 13, 2001, these four subsidiaries issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June, except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in an escrow account to be used to retire a portion of the Company's 2003 Notes on or prior to their maturity. During the third quarter of 2001, the Company retired $16.9 million principal amount of the 2003 Notes. All of the 2011 Notes were guaranteed by substantially all of ISP Chemco's other domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, places limits on the ability of ISP Chemco and its subsidiaries to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

     In a related transaction, ISP Chemco and its three subsidiaries which issued the notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities will be based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of September 30, 2001, $80.6 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility.

     As a result of the foregoing factors, cash and cash equivalents increased by $12.0 million during the first nine months of 2001 to $30.2 million, excluding $359.4 million of trading and available-for-sale securities and other short-term investments.

     In December 2000, the Company shut down its Seadrift, Texas butanediol manufacturing facility and shut down production of butanediol at its Texas City, Texas manufacturing facility in the first quarter of 2001. Accordingly, the Company recorded a one-time restructuring charge against operating income in 2000 of $2.5 million, including an accrual of $2.1 million for cash costs to be incurred in 2001 for severance and for decommissioning and remediation costs. During the first nine months of 2001, $2.0 million of costs were charged against this reserve, leaving a reserve balance of $0.1 million as of the end of the third quarter of 2001.

     In connection with the relocation of certain of the Company's production lines for Personal Care products to the Company's Freetown, Massachusetts facility, the Company shut down its manufacturing operation in Belleville, New Jersey in the first quarter of 2001. Accordingly, the Company recorded a restructuring charge against operating income in 2000 of $11.9 million, which included a $10.4 million write-off of production assets. The total charge included an accrual of $1.5 million for cash costs to be incurred in 2001, mainly for severance and other shutdown-related costs. During the first nine months of 2001, $1.1 million of costs were charged against this reserve, leaving a reserve balance of $0.4 million as of the end of the third quarter of 2001.

           See Note 10 to Consolidated Financial Statements for information regarding contingencies.

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2000, equity-related financial instruments employed by the Company to reduce market risk included long contracts valued at $40.1 million. At September 30, 2001, the value of long contracts was $57.4 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost to the Company at July 1, 2001 to terminate these instruments and therefore the fair market value is zero.

                                     PART II


                                OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTERNATIONAL SPECIALTY PRODUCTS INC.


DATE:  November 14, 2001           BY: /s/ Susan B. Yoss
       -----------------               ---------------------------------------
                                       Susan B. Yoss
                                       Executive Vice President - Finance
                                        and Treasurer
                                       (Principal Financial Officer)



DATE:  November 14, 2001           BY: /s/ Jon W. Rushatz
       -----------------               ---------------------------------------
                                       Jon W. Rushatz
                                       Vice President - Finance
                                       (Principal Accounting Officer)