Form 10-K405
period 2001-12-31
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2002-03-22
CIK 1026738

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share         New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of International Specialty Products Inc., in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 15, 2002, 64,550,939 shares of common stock of the registrant were outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2002 was $99,576,422. The aggregate market value was computed by reference to the closing price on the New York Stock Exchange of common stock of the registrant on such date ($8.92). For purposes of the computation, voting stock held by executive officers and directors of the registrant has been excluded. Such exclusion is not intended, and shall not be deemed, to be an admission that such executive officers and directors are affiliates of the registrant.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The Proxy Statement for the 2002 Annual Meeting of Stockholders of International Specialty Products Inc. to be filed within 120 days after the registrant's fiscal year-end (the "Proxy Statement") is incorporated by reference in Part III, Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
================================================================================

                                     PART I


ITEM 1.  BUSINESS

GENERAL

     International Specialty Products Inc., formerly known as ISP Holdings Inc., is a leading multinational manufacturer of specialty chemicals and mineral products. Unless otherwise indicated by the context, "we," "us," "our," and "ISP" refer to International Specialty Products Inc. and its consolidated subsidiaries.

    ISP operates its business exclusively through its direct and indirect subsidiaries. ISP was incorporated in Delaware in 1996. ISP owns all of the issued and outstanding capital stock of International Specialty Holdings Inc., formerly known as Newco Holdings, which was formed in 2001 in connection with an internal restructuring we completed in June 2001. International Specialty Holdings owns all of the issued and outstanding capital stock of ISP Chemco Inc., formerly known as ISP Opco Holdings Inc., and ISP Investco LLC. ISP Chemco operates our specialty chemicals business, exclusively through its direct and indirect subsidiaries. ISP Investco was formed in 2001 for the purpose of holding all of our investment assets and related liabilities.

    In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to Pharmaceutical Resources, Inc. On March 14, 2002, we announced that the sale would not be consummated, due to the failure of Pharmaceutical Resources to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee.

    The address and telephone number of our principal executive offices are 300 Delaware Avenue, Suite 303, Wilmington, Delaware 19801, (302) 427-5715.

    Financial information concerning our industry segments and foreign and domestic operations required by Item 1 is included in Notes 17 and 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.


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

    Our specialty chemicals business is organized based upon the markets for our products. Accordingly, we manage our specialty chemicals in the following three business segments:

     o Personal Care -- whose products are sold to the skin care and hair care markets;

     o Pharmaceutical, Food and Beverage -- whose products are sold to these three government-regulated industries; and

     o Performance Chemicals, Fine Chemicals and Industrial -- whose products are sold to numerous consumer and industrial markets.

    In each of the years ending December 31, 1999, 2000 and 2001, sales of specialty chemicals represented approximately 90% of our revenues. For information about the amount of sales by each of our specialty chemicals business segments, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and
Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. Most of our specialty chemical products fall within the following categories:

     o VINYL ETHER MONOMERS -- includes several products for use in specialty and radiation-cured coatings. Our vinyl ether monomers are marketed by the Performance Chemicals group of our Performance Chemicals, Fine Chemicals and Industrial business segment.

     o VINYL ETHER COPOLYMERS -- includes our GANTREZ(R) line of products. These products serve as a bioadhesive resin in consumer products such as tartar-control toothpaste, denture adhesives and facial pore strips. Vinyl ether copolymers are marketed by our Personal Care and Pharmaceutical, Food and Beverage business segments.

     o POLYVINYL PYRROLIDONE (PVP) POLYMERS AND COPOLYMERS -- represents our largest product group. These polymers and copolymers are marketed by all of our business segments. Our PLASDONE(R), POLYCLAR(R) and GAFQUAT(R) product lines, which are used as tablet binders, beverage clarifiers and hair fixative resins, respectively, are included in this group.

     o INTERMEDIATES -- includes butanediol, butenediol, butynediol, and propargyl alcohol for use in numerous industrial applications.
          Intermediates are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment. Our largest selling intermediate product is butanediol, which is utilized by industrial companies to manufacture spandex fibers and polybutylene terephthalate
          (PBT) plastics for use in automobiles.

     o    SOLVENTS  -- includes  our  M-PYROL(R)  brand of N-methyl  pyrrolidone
          (NMP), for use in metal degreasing and paint stripping, BLO(R) brand of gamma-butyrolactone, for use by electronics companies in the manufacture of semiconductors and micro-processing chips, and tetrahydrofuran (THF), which is used in the manufacture and installation of PVC pipe. Solvents are also marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment.

     o ALGINATES -- includes sodium alginate, propylene glycol alginate and other alginate derivatives for use as thickeners, stabilizers and viscosity modifiers. These products are marketed by our Pharmaceutical, Food and Beverage business segment, with the majority of our sales to the food industry.

     The balance of our specialty chemical products are marketed by our Performance Chemicals, Fine Chemicals and Industrial business segment, along with sunscreens, preservatives and emollients, each marketed by our Personal Care business segment.

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

    Our ESCALOL(R) sunscreen actives serve as the primary active ingredient in many of the most popular sunscreens today and increasingly find applications in many other products such as lipsticks and facial creams. Our SUNSPHERES(TM) product, which was jointly developed through our strategic alliance with a third party, significantly enhances the sun protection properties of UV absorbers used in skin care, makeup and beach products. Our CERAPHYL(R) line of emollients and moisturizers provides a variety of popular bath products with their softening and moisturizing characteristics. We produce a growing number of specialty preservatives, including GERMALL(R) Plus, a patented product that offers broad-spectrum anti-microbial activity, and SUTTOCIDE(R) A, a preservative gentle enough for infant care products.

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

    On December 31, 2001, we acquired the industrial biocides business of Degussa Corporation. This business is comprised of a broad range of preservatives and fungicides for various product applications, including paints and coatings. The acquisition, which includes a manufacturing plant in Toronto, Canada, complements our strategic platform for preservation and significantly expands our specialty chemicals offering to the coatings industry.

    Our Fine Chemicals business focuses on the production of a variety of highly specialized products sold to the pharmaceutical, biotechnology, agricultural and imaging markets. We also offer custom manufacturing services for these industries. The pharmaceutical ingredients portion of the business is centered in our Columbus, Ohio facility.

    We have expanded our Freetown, Massachusetts manufacturing facility's production capabilities to allow for the manufacture of some specialty chemical product lines for our Personal Care business segment and to offer custom manufacturing capability to the pharmaceutical, biotechnology, agricultural and chemical process industries. In connection with the relocation of some of our production lines for our Personal Care business segment to our Freetown facility, we shut down our manufacturing operation at our Belleville, New Jersey plant in the first quarter of 2001.

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

    In the first quarter of 2001, we shut down production of butanediol at our Texas City facility and now manufacture butanediol solely at our Marl, Germany facility. We continue to produce polymers at our Calvert City and Texas City plants and also continue to produce propargyl alcohol from butynediol.


  MARKETING AND SALES.

    We market our specialty chemicals using a worldwide marketing and sales force, typically chemists or chemical engineers, who work closely with our customers to familiarize themselves with our customers' products, manufacturing processes and markets. We primarily sell our specialty chemicals directly to our customers through our global distribution network. We sell a limited portion of our specialty chemicals through distributors. We conduct our domestic marketing and sales efforts from our facility in Wayne, New Jersey and regional offices strategically located throughout the United States.


  INTERNATIONAL OPERATIONS.

    We conduct our international operations through 39 subsidiaries and 48 sales offices located in Europe, Canada, Latin America and the Asia-Pacific region. We also use the services of local distributors to reach markets that might otherwise be unavailable to us.

    International sales of our specialty chemicals in 1999, 2000 and 2001 were approximately 48%, 50% and 52% of our total sales for those periods, respectively. Approximately 38% of our specialty chemicals sales in 2001 were in Europe and Japan. For more information about our international sales, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. International sales are subject to exchange rate fluctuation risks. For a discussion of our policy regarding the management of these risks, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and

Financial  Condition."  Other  countries  in which we have sales are  subject to
additional  risks,  including  high  rates  of  inflation,   exchange  controls,
government expropriation and general instability.

    We own and operate ISP Marl GmbH, primarily a butanediol manufacturing facility, and ISP Acetylene GmbH, an acetylene production plant. Both production facilities are located at Degussa's Chemiepark site in Marl, Germany, and each relies upon Degussa to provide specific services, including utilities, rail transport and waste handling. We believe that the production costs for butanediol and THF at ISP Marl are among the most competitive in the industry. ISP Acetylene operates a fully-dedicated modern production facility that provides ISP Marl with its primary raw material, acetylene. ISP Acetylene, which employs electric arc technology for the production of acetylene from various hydrocarbon feedstocks, utilizes state-of-the-art gas separation technology. ISP Acetylene's entire production is dedicated to fulfilling ISP Marl's requirements and has no third-party sales.

    We operate an alginates manufacturing plant in Girvan, Scotland and a research and administrative center in Tadworth, England. In addition, we hold equity investments in three seaweed processing joint ventures located in Ireland, Iceland and Tasmania. These joint ventures serve to provide our alginates business with a steady supply of its primary raw material, seaweed.

    For information about the locations of our long-lived international assets, see Note 18 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.


  RAW MATERIALS.

    Because of the multi-step processes required to manufacture our specialty chemicals, we believe that our raw materials costs represent a smaller percentage of the cost of goods sold than for most other chemical companies. We estimate that approximately one-third of our manufacturing costs are for raw materials, including energy and packaging. As a result, we believe that fluctuations in the price of raw materials have less of an impact on our specialty chemicals business than on those chemical companies for which raw materials costs represent a larger percentage of manufacturing costs.

    The principal raw materials used in the manufacture of our acetylene-based specialty chemicals are acetylene, methanol and methylamine. Most of the raw materials for consumption in the United States are obtained from third party sources pursuant to supply agreements. Acetylene, a significant raw material used in the production of most of our specialty chemicals, is obtained by us for domestic use from two unaffiliated suppliers pursuant to supply contracts. At our Texas City, Texas plant, acetylene is primarily supplied via pipeline by a neighboring large multinational company that generates this raw material as a by-product from the manufacture of ethylene. At our Calvert City, Kentucky facility, acetylene is supplied via pipeline by a neighboring company that generates it from calcium carbide.

    Due to the nature of the manufacturing process, electricity and hydrocarbon feedstocks, primarily butane, are critical raw materials for the production of acetylene at our operations in Marl, Germany, where methanol is also a principal raw material. Electricity, butane and methanol for our Marl, Germany operations are supplied by Degussa pursuant to a long-term supply agreement.

    We believe that the diversity of our acetylene supply sources and our use of a number of acetylene production technologies, including ethylene by-product, calcium carbide and electric arc technology, provide us with a reliable supply of acetylene. In the event of a substantial interruption in the supply of acetylene from current sources, or, in the case of ISP Marl, electricity and hydrocarbon feedstocks, we cannot assure that we would be able to obtain as much acetylene from other sources as would be necessary to meet our supply requirements. To date, we have not experienced an interruption of our acetylene supply that has had a material adverse effect on our sales of specialty chemicals.

    The principal raw material used in the manufacture of alginates consists of select species of seaweed. We process seaweed in both wet and dry forms. We use our own specially designed vessels to harvest, under government license, wet seaweed from leased kelp beds in the Pacific Ocean to supply our San Diego, California facility. Our Girvan, Scotland facility processes primarily dry seaweed purchased from our joint ventures in Iceland, Ireland and Tasmania, as well as from independent suppliers in South America. We believe that the species of seaweed required to manufacture alginates will remain readily available and that we will have adequate access to this seaweed to provide us with adequate supplies of this raw material for the foreseeable future.

    Availability of other raw materials, including methanol and methylamine, remained adequate during 2001. We believe that, in the event of a supply interruption, we could obtain adequate supplies of raw materials from alternate sources.

    We use natural gas and raw materials derived from petroleum in many of our manufacturing processes and, consequently, the price and availability of natural gas and petroleum could be material to our operations. During 2001, supplies of natural gas and petroleum remained adequate.


MINERAL PRODUCTS


  PRODUCTS AND MARKETS.

    We manufacture  mineral products  consisting of  semiceramic-coated  colored roofing granules, algae resistant granules and headlap granules, which are produced from rock deposits that are mined and crushed at our quarries. We utilize a proprietary process to produce our colored and algae resistant roofing granules. We sell our mineral roofing granules primarily to the United States roofing industry for use in the manufacture of asphalt roofing shingles. The granules help to provide weather resistance, decorative coloring, heat deflection and increased weight in the shingle. We are the second largest of only three major suppliers of colored roofing granules in the United States. For information about the amount of sales of our mineral products see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations," and Note 17 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

    We estimate that approximately 80% of the asphalt shingles currently produced by the roofing industry are sold for the reroofing/replacement market, in which demand is driven not by the pace of new home construction but by the needs of homeowners to replace existing roofs. Homeowners generally replace their roofs either because they are worn, thereby creating concerns as to weather-tightness, or because of the homeowners' desire to upgrade the appearance of their homes. We estimate that the balance of the roofing industry's asphalt shingle production historically has been sold primarily for use in new housing construction. Sales of our colored mineral granules have benefited from a trend toward the increased use of heavyweight, three-dimensional laminated roofing shingles which results in both functional and aesthetic improvements. These shingles require, on average, approximately 60% more granules than traditional three-tab, lightweight roofing shingles.

    Sales to Building Materials Corporation of America, or BMCA, our affiliate, and its subsidiaries constituted approximately 79% of our mineral products net sales in 2001. See Item 13, "Certain Relationships and Related Transactions" and
Note 16 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. See also Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 2001 Compared with 2000."


  MARKETING AND SALES.

    We market our mineral products on a national basis to residential and commercial roofing manufacturers utilizing a direct sales team with expertise in product application and logistics. We ship finished products using rail and trucks from three manufacturing facilities strategically located throughout the United States. From our offices located in Hagerstown, MD, we provide logistical support and operate a customer design center to engineer product applications according to our customers' requirements. Our technical services and manufacturing teams provide support and consultation services upon specific requirements by our customers.


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

    Butanediol, which we produce primarily for use as a raw material, is also manufactured by a limited number of companies throughout the world for both their captive use or to supply the merchant market. We believe that there are three competitors of significance for merchant market butanediol. One of these competitors supplies the merchant market from its plants in the United States and in Europe. Two other competitors each supply the merchant market from their single manufacturing plants in the United States. Tetrahydrofuran and N-methyl pyrrolidone are manufactured by a number of companies throughout the world.

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

    Competition in the markets for our specialty chemicals and mineral products is largely based upon product and service quality, technology, distribution capability and price. We believe that we are well-positioned in the marketplace as a result of our broad product lines, sophisticated technology and worldwide distribution network.


RESEARCH AND DEVELOPMENT

    Our worldwide research and development expenditures were $23.0, $25.6 and $25.4 million in 1999, 2000 and 2001, respectively.

    Our research and development activities are conducted primarily at our worldwide technical center and laboratories in Wayne, New Jersey. Additional research and development is conducted at plant sites in Calvert City, Kentucky; Texas City, Texas; Chatham, New Jersey; Freetown, Massachusetts; Columbus, Ohio; San Diego, California; and Girvan, Scotland, and at a research center in Piscataway, New Jersey, as well as at technical centers in the United Kingdom, Germany, China, Singapore, Mexico and Israel. Our mineral products research and development facility, together with our customer design and color center, is located in Hagerstown, Maryland.


ENVIRONMENTAL SERVICES

    We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility and decide to proceed with this project, we would develop and operate the facility in a separate subsidiary, either on our own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. We are also investigating other development opportunities at this site consistent with a plan by the County of Union to re-develop the Tremley Point area of Linden. We expect that related planning and evaluation efforts will continue through 2002.


PATENTS AND TRADEMARKS

    As of December 31, 2001, we owned or licensed approximately 370 domestic and 540 foreign patents or patent applications and owned or licensed approximately 155 domestic and 2,015 foreign trademark registrations or applications related to our business. While we believe the patent protection covering some of our products is material to those products, we do not believe that any single patent, patent application or trademark is material to our business or operations. We believe that the duration of the existing patents and patent licenses is consistent with our business needs.


ENVIRONMENTAL COMPLIANCE

    Since 1970, a wide variety of federal, state and local environmental laws and regulations relating to environmental matters have been adopted and amended. By reason of the nature of our operations and the operations of our predecessor and certain of the substances that are or have been used, produced or discharged at our or our predecessor's plants or at other locations, we are affected by these environmental laws and regulations. We have made capital expenditures of approximately $5.0 million in each of 1999 and 2000, and approximately $6.3 million in the year ended December 31, 2001, in order to comply with these laws and regulations. These expenditures are included in additions to property, plant and equipment. We anticipate that aggregate capital expenditures relating to environmental compliance in each of the years 2002 and 2003 will be approximately $6.0 million.

    The environmental laws and regulations deal with air and water emissions or discharges into the environment, as well as the generation, storage, treatment, transportation and disposal of solid and hazardous waste, and the remediation of any releases of hazardous substances and materials to the environment. We believe that our manufacturing facilities comply in all material respects with applicable environmental laws and regulations, and, while we cannot predict whether more burdensome requirements will be adopted by governmental authorities in the future, we believe that any potential liability for compliance with environmental laws and regulations will not materially affect our business, liquidity, results of operations, cash flows or financial position.


EMPLOYEES

    At December 31, 2001, we employed approximately 2,600 people worldwide. Approximately 725 employees in the United States were subject to seven union contracts. We believe that our relations with our employees and their unions are satisfactory.


OTHER DEVELOPMENTS

    On May 24, 2001, at Hercules Incorporated's Annual Meeting, three of our director nominees, including Messrs. Heyman and Kumar, were elected as directors. On June 28, 2001, Hercules' board unanimously appointed our fourth director nominee as a director.


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

LOCATION                  FACILITY                         PRODUCT LINE
---------------           ------------                     -------------------

                                    DOMESTIC
Alabama, Huntsville       Plant*                           Specialty Chemicals
California, San Diego     Plant*                           Specialty Chemicals
Kentucky, Calvert City    Plant                            Specialty Chemicals
Maryland, Hagerstown      Research Center, Design Center,
                            Sales Office                   Mineral Products
Massachusetts, Freetown   Plant, Research Center           Specialty Chemicals
Missouri, Annapolis       Plant, Quarry                    Mineral Products
New Jersey
  Bridgewater             Sales Office*                    Specialty Chemicals
  Chatham                 Plant, Research Center           Specialty Chemicals
  Piscataway              Research Center*, Sales Office*  Specialty Chemicals
  Wayne                   Headquarters, Corporate
                            Administrative Offices,
                            Research Center                Specialty Chemicals
New York, New York City   Corporate Administrative
                            Offices                        N/A
Ohio, Columbus            Plant, Research Center,
                            Sales Office                   Specialty Chemicals
Pennsylvania, Blue
  Ridge Summit            Plant, Quarry                    Mineral Products
Texas, Texas City         Plant                            Specialty Chemicals
Wisconsin, Pembine        Plant, Quarry                    Mineral Products

                                  INTERNATIONAL
Belgium, Sint-Niklaas     Sales Office, Distribution
                            Center                         Specialty Chemicals
Brazil, Sao Paulo         Sales Office*, Distribution
                            Center*                        Specialty Chemicals
Canada, Mississauga,
  Ontario                 Sales Office*, Distribution
                            Center*                        Specialty Chemicals
Canada, Toronto, Ontario  Plant, Research Center,
                            Sales Office, Warehouse        Specialty Chemicals
England, Tadworth         Research Center*, Sales Office*  Specialty Chemicals
Germany
  Cologne                 European Headquarters*,
                            Research Center*,
                            Sales Office*                  Specialty Chemicals
  Marl                    Plants**, Sales Office**         Specialty Chemicals
India, Nagpur             Plant**                          Specialty Chemicals
Israel, Haifa             Plant*, Research Center*         Specialty Chemicals
Japan, Tokyo              Sales Office*                    Specialty Chemicals
Scotland, Girvan          Plant                            Specialty Chemicals
Singapore                 Sales Office*,
                            Distribution Center*,
                            Asia-Pacific Headquarters*,
                            Warehouse*                     Specialty Chemicals

-----------
*   Leased property
**  Long-term ground lease

    We believe that our plants and facilities, which are of varying ages and are of different construction types, have been satisfactorily maintained, are in good condition, are suitable for their respective operations and generally provide sufficient capacity to meet production requirements. Each plant has adequate transportation facilities for both raw materials and finished products. In 2001, we made capital expenditures in the amount of $53.0 million relating to plant, property and equipment.

ITEM 3.  LEGAL PROCEEDINGS

    We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters under the Comprehensive Environmental Response Compensation and Liability Act, the Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which are in the early stages or have been dormant for protracted periods. We refer to these claims in this report as "Environmental Claims".

    We estimate that our liability in respect of all Environmental Claims, including those relating to our closed Linden, New Jersey plant described below, and certain other environmental compliance expenses, as of December 31, 2001, is $26.6 million, before reduction for insurance recoveries reflected on our balance sheet of $21.7 million that relate to both past expenses and estimated future liabilities to which we refer as "estimated recoveries." While we cannot predict whether adverse decisions or events can occur in the future, in the opinion of management, the resolution of such matters should not be material to our business, liquidity, results of operations, cash flows or financial position. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of our liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

    After considering the relevant legal issues and other pertinent factors, we believe that we will receive the estimated recoveries and that the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. We believe we are entitled to substantially full defense and indemnity under our insurance policies for most Environmental Claims, although our insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

    Prior to January 1, 1997, ISP Holdings was a wholly owned subsidiary of GAF Corporation. On January 1, 1997, GAF effected a series of transactions involving its subsidiaries that resulted in, among other things, the capital stock of ISP Holdings being distributed to the stockholders of GAF. Since this distribution, we have not been a subsidiary of GAF or its successor by merger, G-I Holdings Inc. As used in this report, "G-I Holdings" includes G-I Holdings Inc. and any and all of its predecessors, including GAF Corporation, G-I Holdings Inc. and GAF Fiberglass Corporation.

    In June 1997, G-I Holdings commenced litigation against the insurers on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While we believe that our claims are meritorious, there can be no assurance that we will prevail in our efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

    In June 1989, we entered into a Consent Order with the New Jersey Department of Environmental Protection requiring the development of a remediation plan for our closed Linden, New Jersey plant and the maintenance of financial assurances, currently $7.5 million, to guarantee our performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the New Jersey Department of Environmental Protection issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. We believe, although we cannot be certain, that, taking into account our plans for development of the site, we can comply with the New Jersey Department of Environmental Protection order at a cost of approximately $17.0 million. See Item 1, "Business -- Environmental Services."

    For more information about legal proceedings, see Notes 8 and 19 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age, position and other information with respect to ISP's executive officers. Under ISP's By-laws, each director and executive officer continues in office until ISP's next annual meeting of stockholders and until his or her successor is elected and qualified. As used in this section, "ISP" refers to both Old ISP prior to the merger of Old ISP into ISP Holdings and ISP subsequent to the merger. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                         PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD    AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------    ---    ----------------------------------------------
Samuel J. Heyman          63     Mr. Heyman has been a director and Chairman
  Chairman of the Board          of the Board of ISP Chairman of the Board
                                 since its formation and Chairman of the Board and director of one of its subsidiaries since
                                 December 2001. He was Chief Executive Officer of ISP and some of its subsidiaries from their formation to June 1999. Mr. Heyman also has been a director of G-I Holdings for more than five years and was President and Chief
                                 Executive Officer of G-I Holdings and some of its subsidiaries for more than five years until September 2000. In January 2001, G-I
                                 Holdings filed a voluntary petition for
                                 reorganization under Chapter 11 of the U.S.
                                 Bankruptcy Code due to its asbestos-related claims. Mr. Heyman was a director and Chairman of the Board of BMCA from its formation to September 2000 and served as Chief Executive Officer of BMCA and some of its subsidiaries from June 1999 to September
                                 2000 and from June 1996 to January 1999. He is also the Chief Executive Officer, Manager and General Partner of a number of closely held real estate development companies and partnerships whose investments include commercial real estate and a portfolio of publicly traded securities. Mr. Heyman has served as a director of Hercules
                                 Incorporated, a global manufacturer and
                                 marketer of specialty chemicals, since May
                                 2001.

Sunil Kumar               52     Mr. Kumar has been a director, President and
  President and                  Chief Executive Officer of ISP and a director
  Chief Executive Officer        and President and Chief Executive Officer
                                 Officer of some of its subsidiaries since
                                 June 2001 and June 1999, respectively. Mr.
                                 Kumar was a director, President and Chief
                                 Executive Officer of BMCA and some of its subsidiaries from May 1995, July 1996 and
                                 January 1999, respectively, to June 1999. He also was Chief Operating Officer of BMCA and some of its subsidiaries from March 1996 to January 1999. Mr. Kumar was President,
                                 Commercial Roofing Products Division, and
                                 Vice President of BMCA from February 1995 to
                                 March 1996. He also was a director and
                                 Vice-Chairman of the Board of G-I Holdings from January 1999 to June 1999. In January
                                 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.
                                 S. Bankruptcy Code due to its
                                 asbestos-related claims. Mr. Kumar has served as a director of Hercules Incorporated since
                                 May 2001.

                                         PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD    AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------    ---    ----------------------------------------------
Richard A. Weinberg       42     Mr. Weinberg has been Executive Vice
  Executive Vice President,      President, General Counsel and Secretary of
  General Counsel and            ISP and its subsidiaries since May 1998 and
  Secretary                      was Senior Vice President, General Counsel
                                 and Secretary of ISP and its subsidiaries from May 1996 to May 1998. He has also been serving as a director of various ISP subsidiaries since February 2002, December
                                 2001 and May 1996. Mr. Weinberg has been
                                 President, Chief Executive Officer, General
                                 Counsel and Secretary of G-I Holdings since
                                 September 2000 and was Executive Vice
                                 President, General Counsel and Secretary of
                                 G-I Holdings from May 1998 to September 2000.
                                 He also was Senior Vice President, General
                                 Counsel and Secretary of these corporations from May 1996 to May 1998. Mr. Weinberg has served as a director of G-I Holdings since
                                 May 1996. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims. Mr. Weinberg also has been Executive Vice President, General Counsel and Secretary of BMCA and its subsidiaries since May 1998, and was Senior
                                 Vice President, General Counsel and Secretary of BMCA and its subsidiaries from May 1996 to May 1998.

Susan B. Yoss             43     Ms. Yoss has been Executive Vice President--
  Executive                      Finance and Treasurer of ISP and its
  Vice President--               subsidiaries since September 2000. She was
  Finance and Treasurer          Senior Vice President and Treasurer of ISP
                                 and its subsidiaries from July 1999 to
                                 September 2000 and was Vice President and
                                 Treasurer of ISP and its subsidiaries from February 1998 to June 1999. She also has been
                                 Senior Vice President of BMCA and its
                                 subsidiaries since August 2001, was Senior
                                 Vice President and Treasurer of the same companies from July 1999 to August 2001 and was Vice President and Treasurer of the same companies from February 1998 to July 1999.
                                 Ms. Yoss also has served as Senior Vice
                                 President, Chief Financial Officer and
                                 Treasurer of G-I Holdings since July 1999. In
                                 January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related claims. She was Assistant
                                 Treasurer of Joseph E. Seagram & Sons, Inc., a global beverage and entertainment company for more than five years until February 1998.

 Paul T. Brady             39    Mr. Brady has been Senior Vice President--
  Senior Vice President--        Sales, Americas of ISP, and a director of one
  Sales, Americas                of its subsidiaries since June 2001. He was
                                 Vice President -- Sales, North America for
                                 ISP and some of its subsidiaries from
                                 November 2000 to June 2001. Mr. Brady was
                                 Vice President, Global Commercial Operations
                                 -- ISP Alginates Inc. from October 1999 to
                                 November 2000. He was employed as Senior
                                 Director -- Sales and Marketing of Monsanto
                                 Company's Kelco Alginates from January 1998 to October 1999. He was Global Sales and
                                 Marketing Director of Monsanto Company's
                                 Kelco Biopolymers from June 1997 to January
                                 1998 and was Business Director, Nutrasweet
                                 Kelco from November 1996 to June 1997.

                                         PRESENT PRINCIPAL OCCUPATION
NAME AND POSITION HELD    AGE    OR EMPLOYMENT AND FIVE-YEAR EMPLOYMENT HISTORY
----------------------    ---    ----------------------------------------------
Roger J. Cope             57     Mr. Cope has been Senior Vice President--
  Senior Vice President--        Sales and Commercial Director-- Europe of ISP
  Sales and Commericial          and one of its subsidiaries since July 1999
  Director--Europe               and a director of one of its subsidiaries
                                 since June 2001. He was Senior Vice
                                 President, Pharmaceutical, Agricultural and
                                 Beverage Group of ISP and some of its
                                 subsidiaries from July 1998 to July 1999 and Vice President, Asia-Pacific Region of the same corporations from March 1997 to July
                                 1998. Mr. Cope also held the position of Vice
                                 President -- Hair Care of ISP and some of its subsidiaries from December 1995 to March
                                 1997.

Neal E. Murphy            45     Mr. Murphy has been Senior Vice President and
  Senior Vice President          Chief Financial Officer of ISP and its
  and Chief Financial            subsidiaries since February 2002 and a Chief
  Officer                        Financial Officer director of one of its
                                 subsidiaries since February 2002. Prior to joining ISP, he was President of PQ Europe, a global developer and producer of silica-based specialty chemicals, inorganic chemicals and performance particles from August 1999 to September 2001 and Vice President and Chief
                                 Financial Officer of PQ Corporation, the parent of PQ Europe, from May 1995 until July
                                 1999.

Stephen R. Olsen          39     Mr. Olsen has been Senior Vice President--
  Senior Vice President--        Corporate Development and Strategy of ISP,
  Corporate Development          since September 2000 and a director of some
  and Strategy                   of its subsidiaries since June 2001. He was
                                 President and Chief Operating Officer of LL
                                 Building Products Inc., one of BMCA's
                                 subsidiaries, from June 1999 to September
                                 2000. He was Vice President, Corporate
                                 Development and Vice President and General
                                 Manager, Accessories and Specialty Products, of BMCA from May 1997 to October 1998 and also was Director, Operational Planning of BMCA from December 1993 to May 1997.

Steven E. Post            47     Mr. Post has been Senior Vice President--
  Senior Vice President--        Operations for Specialty Chemicals of ISP,
  Operations for Specialty       and a director of one of its subsidiaries
  Chemicals                      since June 2001. He has been President of ISP
                                 Alginates Inc. since October 1999. He was employed as President of Monsanto Company's
                                 Kelco Alginates division from January 1999 to
                                 October 1999. He served as Vice President and
                                 General Manager, Alginates of Monsanto
                                 Company from December 1997 to January 1999.
                                 He was Vice President, Manufacturing for the
                                 Nutrition and Consumer sector of Monsanto
                                 Company from January 1997 to December 1997.
                                 Mr. Post was Vice President, Manufacturing
                                 Services - Nutrasweet Kelco Division of
                                 Monsanto Company from January 1996 to January
                                 1997.

Lawrence Grenner          59     Mr. Grenner has been Senior Vice President--
  Senior Vice President--        Marketing and Product Development of ISP and
  Marketing and Product          some of its subsidiaries since June 2000. He
  Development                    was Vice President and Business Unit
                                 Director, Skin Care of ISP and some of its subsidiaries from January 1999 to June 2000 and Vice President, Marketing-Personal Care of ISP and some of its subsidiaries from January 1997 to January 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following information pertains to our common stock, which is traded on the New York Stock Exchange. As of March 15, 2002, there were 188 holders of record of our outstanding shares of common stock.

                      2001 BY QUARTER                  2000 BY QUARTER
             ---------------------------------    -----------------------------
              FIRST   SECOND    THIRD   FOURTH    FIRST  SECOND   THIRD  FOURTH
             ------   ------    -----   ------    -----  ------   -----  ------
Price Range
  Per Share
  High ....  $8.74   $11.25    $11.25    $9.60    $9.31   $6.50   $6.19   $7.00
  Low .....   6.63     7.80      7.95     7.85     5.75    5.19    5.31    5.00

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 to our Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding restrictions on the payment of dividends set forth on pages F-2 to F-11 and page F-30, respectively. We have not paid dividends since 1995. Any decision to resume the payment of dividends, and the timing and amount thereof, is dependent upon, among other things, our results of operations, financial condition, cash requirements, prospects and other factors deemed relevant by our Board of Directors. Accordingly, we cannot assure you that our Board of Directors will resume the declaration and payment of dividends or the amount thereof.


ITEM 6.  SELECTED FINANCIAL DATA

    See page F-12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See page F-2.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Financial Condition-Market Sensitive Instruments and Risk Management" on page F-9.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index on page F-1 and Financial Statements and Supplementary Data on pages F-14 to F-47.

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

    The following documents are filed as part of this report:

    (a)(1) Financial Statements: See Index on page F-1.

    (a)(2) Financial Statement Schedules: See Index on page F-1.

    (a)(3) Exhibits:



EXHIBIT
 NUMBER                                DESCRIPTIONS
-------                                ------------

  3.1 -- Amended and Restated Certificate of Incorporation of International Specialty Products Inc. (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 of Form S-8 to the Registration Statement on Form S-4 of International Specialty Products Inc. (Registration No. 333-53709) (the "ISP Registration Statement")).

  3.2 -- By-laws of International Specialty Products Inc. (incorporated by reference to Exhibit 99.2 to the ISP Registration Statement).

  4.1 -- Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (the "2011 Notes Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-70144) (the "ISP Chemco Registration Statement")).

  4.2 -- Amendment No. 1 to the 2011 Notes Indenture, dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  4.3 -- Registration Rights Agreement, dated as of November 13, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and UBS Warburg LLC, as initial purchaser (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  4.4 -- Indenture, dated as of December 13, 2001, between International Specialty Holdings Inc., as issuer and Wilmington Trust Company, as trustee.

  4.5 -- A/B Exchange Registration Rights Agreement, dated as of December 13, 2001, by and among International Specialty Holdings Inc., as issuer and Bear Stearns & Co. Inc. and UBS Warburg LLC as initial purchasers.

EXHIBIT
 NUMBER                                DESCRIPTIONS
--------                               ------------

 10.1 -- Amended and Restated Management Agreement, dated as of January 1, 1999, by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to Building Materials Corporation of America's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 10.2 -- Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to
          Exhibit 10.2 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K")).

 10.3 -- Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).

 10.4 -- Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Registration Statement).

 10.5 -- Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc.

 10.6 -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit
          10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. (Registration No. 333-17827) (the "Holdings Registration Statement")).

 10.7 -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to
          Exhibit 10.8 to the Holdings Registration Statement).

 10.8 -- Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to
          Exhibit 10.8 to the ISP Chemco Registration Statement).

 10.9 -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of International Specialty Products Inc. (Registration No. 333-40351)).*

 10.10-- International Specialty Products Inc. 1991 Incentive Plan for Key Employees and Directors, as amended (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP Registration Statement).*

EXHIBIT
 NUMBER                                DESCRIPTIONS
--------                               ------------

 10.11 -- International Specialty Products Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of International Specialty Products Inc. (Registration Statement No. 333-81490)).*

 10.12 -- International Specialty Products Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Annex A to International Specialty Products Inc.'s definitive proxy statement on Schedule 14A with respect to International Specialty Products Inc.'s 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2000).*

 10.13 -- Amendment No. 2 to the International Specialty Products Inc. 2000 Long-Term Incentive Plan (incorporated by reference to Annex C to International Specialty Products Inc.'s definitive proxy statement on
          Schedule 14A with respect to International Specialty Products Inc.'s 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2001)*.

 10.14 -- Letter Agreement, dated September 29, 1999, between International Specialty Products Inc. and Sunil Kumar (incorporated by reference to
          Exhibit 10 to the International Specialty Products Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999).*

 10.15 -- First Amendment to Letter Agreement dated September 29, 1999 between International Specialty Products Inc. and Sunil Kumar (incorporated by reference to Exhibit 10.11 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          2000).*

 10.16 -- International Specialty Products Inc. Yoss Restricted Share Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of International Specialty Products Inc. (Registration No. 333-52504)).*

 10.17 -- International  Specialty  Products Inc.  Olsen  Restricted  Share Plan
          (incorporated by reference to Exhibit 4.3 to the Form S-8 of International Specialty Products Inc. (Registration No. 333-52638)).*

 10.18 -- International Specialty Products Inc. Olsen Restricted Share Plan II (incorporated by reference to Exhibit 4.3 to the Form S-8 of International Specialty Products Inc. (Registration No. 333-81486)).*

 10.19 -- International  Specialty  Products Inc.  Kumar  Restricted  Share Plan
          (incorporated by reference to Exhibit 4.3 to the Form S-8 of International Specialty Products Inc. (Registration No. 333-81488)).*

 10.20 -- Compensation and Indemnification Agreement among Charles M. Diker, Burt Manning and International Specialty Products Inc., dated October 10, 1997 (incorporated by reference to Exhibit 10.23 to the ISP Registration Statement).*

 10.21 -- Credit Agreement, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the ISP Chemco Registration Statement).

 10.22 -- Amendment No. 1 to Credit Agreement, dated as of July 24, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Technologies Inc. and ISP Minerals Inc., as borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the ISP Chemco Registration Statement).

EXHIBIT
 NUMBER                                DESCRIPTIONS
--------                               ------------

 10.23 -- Pledge and Security  Agreement,  dated as of June 27, 2001,  among ISP
          Chemco  Inc.,   ISP  Chemicals   Inc.,   ISP  Minerals  Inc.  and  ISP
          Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.3 to the ISP Chemco Registration Statement).

 21    -- Subsidiaries of International Specialty Products Inc.

 23    -- Consent of Arthur Andersen LLP.

 99.1  -- Letter  to  commission pursuant  to  temporary  note  3T,  dated March
          22, 2002.

------
* Management and/or compensation plan or arrangement.

    (b)     Reports on Form 8-K

    No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTERNATIONAL SPECIALTY PRODUCTS INC.




                                      By: /s/ NEAL E. MURPHY
                                          --------------------------
                                          Neal E. Murphy
                                          Senior Vice President and
                                          Chief Financial Officer

Date: March 22, 2002


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.



      SIGNATURE                                 TITLE
 ------------------                           ---------

/s/ SAMUEL J. HEYMAN         Chairman of the Board; Director
-----------------------

  Samuel J. Heyman

   /s/ SUNIL KUMAR           President and Chief Executive Officer; Director
-----------------------      (Principal Executive Officer)
     Sunil Kumar

/s/ CHARLES M. DIKER         Director
-----------------------

  Charles M. Diker

/s/ ROBERT ENGLANDER         Director
-----------------------

  Robert Englander

 /s/ SANFORD KAPLAN          Director
-----------------------

   Sanford Kaplan

  /s/ BURT MANNING           Director
-----------------------

    Burt Manning

 /s/ ALAN M. MECKLER         Director
-----------------------
   Alan M. Meckler

 /s/ NEAL E. MURPHY          Senior Vice President and Chief Financial Officer
-----------------------      (Principal Financial and Accounting Officer)
   Neal E. Murphy

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTIONS
--------                              ------------
  3.1 -- Amended and Restated Certificate of Incorporation of International Specialty Products Inc. (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 of Form S-8 to the Registration Statement on Form S-4 of International Specialty Products Inc. (Registration No. 333-53709) (the "ISP Registration Statement")).

  3.2 -- By-laws of International Specialty Products Inc. (incorporated by reference to Exhibit 99.2 to the ISP Registration Statement).

  4.1 -- Indenture, dated as of June 27, 2001, between ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and Wilmington Trust Company, as trustee (the "2011 Notes Indenture") (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-70144) (the "ISP Chemco Registration Statement")).

  4.2 -- Amendment No. 1 to the 2011 Notes Indenture, dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  4.3 -- Registration Rights Agreement, dated as of November 13, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as issuers, the subsidiary guarantors party thereto, and UBS Warburg LLC, as initial purchaser (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4 of ISP Chemco Inc. (Registration No. 333-75574)).

  4.4 -- Indenture, dated as of December 13, 2001, between International Specialty Holdings Inc., as issuer and Wilmington Trust Company, as trustee.

  4.5 -- A/B Exchange Registration Rights Agreement, dated as of December 13, 2001, by and among International Specialty Holdings Inc., as issuer and Bear Stearns & Co. Inc. and UBS Warburg LLC as initial purchasers.

 10.1 -- Amended and Restated Management Agreement, dated as of January 1, 1999, by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc. (incorporated by reference to Exhibit 10.1 to Building Materials Corporation of America's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

 10.2 -- Amendment No. 1 to the Amended and Restated Management Agreement, dated as of January 1, 2000 by and among GAF Corporation, G-I Holdings Inc., G Industries Corp., Merick Inc., GAF Fiberglass Corporation, International Specialty Products Inc., GAF Building Materials Corporation, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to
          Exhibit 10.2 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K")).

  10.3-- Amendment No. 2 to the Amended and Restated Management Agreement, dated as of January 1, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Opco Holdings Inc., as assignee of International Specialty Products Inc. (incorporated by reference to Exhibit 10.3 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (the "2000 Form 10-K")).

 EXHIBIT
 NUMBER                               DESCRIPTIONS
--------                              ------------

  10.4 -- Amendment No. 3 to the Amended and Restated Management Agreement, dated as of June 27, 2001 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc. (incorporated by reference to Exhibit 10.7 to the ISP Chemco Registration Statement).

  10.5 -- Amendment No. 4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-1 Holdings Inc., Merick Inc., International Specialty Products Inc., ISP Investco LLC, GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company, Inc., as assignee of ISP Chemco Inc.

  10.6 -- Indemnification Agreement, dated as of October 18, 1996, among GAF Corporation, G-I Holdings Inc., ISP Holdings Inc., G Industries Corp. and GAF Fiberglass Corporation (incorporated by reference to Exhibit
          10.7 to the Registration Statement on Form S-4 of ISP Holdings Inc. Regiatration No. 333-17827) (the "Holdings Registration Statement")).

  10.7 -- Tax Sharing Agreement, dated as of January 1, 1997, among ISP Holdings Inc., International Specialty Products Inc. and certain subsidiaries of International Specialty Products Inc. (incorporated by reference to
          Exhibit 10.8 to the Holdings Registration Statement).

  10.8 -- Tax Sharing Agreement, dated as of January 1, 2001, by and among International Specialty Products Inc., International Specialty Holdings Inc. and ISP Chemco Inc. (incorporated by reference to
          Exhibit 10.8 to the ISP Chemco Registration Statement).

  10.9 -- Non-Qualified Retirement Plan Letter Agreement (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of International Specialty Products Inc. (Registration No. 333-40351)).*

  10.10-- International  Specialty  Products  Inc. 1991  Incentive  Plan for Key
          Employees and Directors, as amended (incorporated by reference to Exhibit 4.3 to Post-Effective Amendment No. 1 on Form S-8 to the ISP Registration Statement).*

  10.11-- International  Specialty  Products  Inc.  2000 Stock  Option  Plan for
          Non-Employee Directors (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of International Specialty Products Inc. (Registration Statement No. 333-81490)).*

  10.12-- International  Specialty  Products Inc. 2000 Long-Term  Incentive Plan
          (incorporated by reference to Annex A to International Specialty Products Inc.'s definitive proxy statement on Schedule 14A with respect to International Specialty Products Inc.'s 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2000).*

  10.13-- Amendment  No. 2 to the  International  Specialty  Products  Inc. 2000
          Long-Term Incentive Plan (incorporated by reference to Annex C to International Specialty Products Inc.'s definitive proxy statement on
          Schedule 14A with respect to International Specialty Products Inc.'s 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 20, 2001)*.

  10.14-- Letter  Agreement,  dated  September 29, 1999,  between  International
          Specialty Products Inc. and Sunil Kumar  (incorporated by reference to
          Exhibit 10 to the International Specialty Products Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 1999).*

 EXHIBIT
 NUMBER                               DESCRIPTIONS
--------                              ------------

  10.15-- First  Amendment to Letter  Agreement dated September 29, 1999 between
          International Specialty Products Inc. and Sunil Kumar (incorporated by reference to Exhibit 10.11 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
          2000).*

  10.16-- International  Specialty  Products  Inc.  Yoss  Restricted  Share Plan
          (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of International Specialty Products Inc. (Registration No. 333-52504)).*

  10.17-- International  Specialty  Products Inc.  Olsen  Restricted  Share Plan
          (incorporated by reference to Exhibit 4.3 to the Form S-8 of International Specialty Products Inc. (Registration No. 333-52638)).*

  10.18-- International  Specialty  Products Inc. Olsen Restricted Share Plan II
          (incorporated by reference to Exhibit 4.3 to the Form S-8 of International Specialty Products Inc. (Registration No. 333-81486)).*

  10.19-- International  Specialty  Products Inc.  Kumar  Restricted  Share Plan
          (incorporated by reference to Exhibit 4.3 to the Form S-8 of International Specialty Products Inc. (Registration No. 333-81488)).*

  10.20-- Compensation  and  Indemnification  Agreement  among Charles M. Diker,
          Burt Manning and International Specialty Products Inc., dated October 10, 1997 (incorporated by reference to Exhibit 10.23 to the ISP Registration Statement).*

  10.21-- Credit Agreement,  dated as of June 27, 2001, between ISP Chemco Inc.,
          ISP Chemicals Inc., ISP Minerals Inc. and ISP Technologies Inc., as borrowers, the subsidiary guarantors party thereto, the lenders party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the ISP Chemco Registration Statement).

  10.22-- Amendment No. 1 to Credit Agreement, dated as of July 24, 2001, by and among ISP Chemco Inc., ISP Chemicals Inc., ISP Technologies Inc. and ISP Minerals Inc., as borrowers, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the ISP Chemco Registration Statement).

  10.23-- Pledge and Security  Agreement,  dated as of June 27, 2001,  among ISP
          Chemco  Inc.,   ISP  Chemicals   Inc.,   ISP  Minerals  Inc.  and  ISP
          Technologies Inc., as borrowers, the subsidiary guarantors party thereto, The Chase Manhattan Bank, as administrative agent, J.P. Morgan Securities Inc., as advisor, lead arranger and bookrunner, Bear Stearns Corporate Lending Inc. and UBS Warburg LLC, as co-syndication agents, and Deutsche Bank Alex. Brown Inc. and The Bank of Nova Scotia, as co-documentation agents (incorporated by reference to Exhibit 10.3 to the ISP Chemco Registration Statement).

   21  -- Subsidiaries of International Specialty Products Inc.

   23  -- Consent of Arthur Andersen LLP.

  99.1 -- Letter to commission pursuant to temporary note 3T, dated March 22, 2002.

---------
* Management and/or compensation plan or arrangement.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


                                    FORM 10-K


                 INDEX TO MANAGEMENT'S DISCUSSION AND ANALYSIS,
                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE

Management's Discussion and Analysis of Financial
  Condition and Results of Operations ....................................  F-2
Selected Financial Data ..................................................  F-12
Report of Independent Public Accountants .................................  F-13
Consolidated Statements of Income for the
  three years ended December 31, 2001 ....................................  F-14
Consolidated Balance Sheets as of December 31, 2000 and 2001. ............  F-15
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2001 ................................................  F-16
Consolidated Statements of Stockholders' Equity
  for the three years ended December 31, 2001.............................  F-18
Notes to Consolidated Financial Statements................................  F-20
Supplementary Data (Unaudited):
  Quarterly Financial Data (Unaudited) ...................................  F-47


                                    SCHEDULES
Consolidated Financial Statement Schedules:
  Schedule II--Valuation and Qualifying Accounts ........................    S-1

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    On July 15, 1998, International Specialty Products Inc., which we refer to as "Old ISP", merged with and into ISP Holdings Inc. In connection with the merger, our company, which was then known as ISP Holdings, changed its name to International Specialty Products Inc. In the merger, each outstanding share of Old ISP's common stock, other than those held by ISP Holdings, was converted into one share of our common stock, and the outstanding shares of Old ISP's common stock which were held by ISP Holdings were converted into an aggregate of 53,833,333 shares (or approximately 78%) of the outstanding shares of our common stock.

    In October 1999, we sold the stock of our filter products  subsidiaries (see
Note 7 to Consolidated Financial Statements). Accordingly, the results of operations of the filter products subsidiaries have been classified as a "Discontinued Operation" within the Consolidated Financial Statements for the year 1999. The following discussion is on a continuing operations basis.


RESULTS OF OPERATIONS


  2001 COMPARED WITH 2000

    We recorded net income in 2001 of $0.2 million compared with $94.1 million ($1.38 diluted earnings per share) in 2000. The lower results were attributable to investment losses in 2001 compared with significant investment income in 2000, as well as higher interest expense, partially offset by improved operating income. The results for 2001 include an after-tax charge of $0.4 million ($.01 diluted earnings per share) for the cumulative effect of adopting Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Also included in the results for 2001 are a $1.6 million gain on an insurance settlement and a $0.5 million reversal of excess restructuring reserves established in 2000.

    The results for 2000 included a $14.4 million provision for restructuring and a $3.5 million gain on a contract settlement. Excluding the effect of such nonrecurring items in each year, the net loss for 2001 was $0.7 million ($.01 diluted earnings per share) compared with net income of $101.2 million ($1.49 diluted earnings per share) in 2000.

    Sales for 2001 were $787.2 million compared with $783.9 million in 2000. The increase in sales resulted from higher volumes in the Pharmaceutical and Beverage, Personal Care, and Mineral Products businesses (totaling $33.5 million)  and  improved  pricing  and  mix in  the  Industrial  business  ($22.4 million),  offset  by  lower  volumes  in the  Industrial,  Alginates  and  Fine
Chemicals businesses (totaling $45.3 million) and by the adverse effect of the stronger U.S. dollar ($10.8 million), primarily in Europe.

    Operating income for the year 2001 was $112.6 million compared with $81.4 million in 2000. Excluding nonrecurring items in each year, operating income for 2001 was $110.5 million, a 15% increase compared with $95.8 million in 2000. The improvement in operating income resulted primarily from higher volumes and favorable manufacturing costs in the Pharmaceutical and Beverage and the Fine Chemicals businesses, and improved pricing and favorable manufacturing costs in the Industrial and Mineral Products businesses. These gains were partially offset by the impact of lower volumes in the Industrial, Alginates and
Performance Chemicals businesses, unfavorable manufacturing costs in the Alginates and Performance Chemicals businesses and by the adverse effect of the stronger U.S. dollar, primarily in Europe. Operating income in 2001 increased in Europe, Asia-Pacific and Latin America. Excluding the nonrecurring items in each year discussed above, operating income decreased in the U.S. by $10.3 million in 2001.

    Interest expense for 2001 was $86.2 million, a $5.0 million (6%) increase over the $81.2 million recorded in 2000, with the increase due to higher average borrowings, primarily reflecting the debt financing transactions discussed below in "Liquidity and Financial Condition," partially offset by the impact of lower average interest rates.

    Other income  (expense),  net,  comprises  net  investment  income,  foreign exchange gains/losses resulting from the revaluation of foreign currency-denominated accounts receivable and payable as a result of changes in exchange rates, and other nonoperating and nonrecurring items of income and expense. Other expense, net, was $25.4 million in 2001 compared with other income of $141.3 million in 2000, with the decrease the result of investment losses in 2001 versus significant investment income in 2000. Investment losses in 2001 were $9.4 million, which included a $29.1 million write-down to fair market value of certain available-for-sale securities which were sold shortly after the balance sheet date. Investment income in 2000 was $157.1 million and included net gains of $127.6 million from the sale of our investments in Dexter Corporation and Life Technologies, Inc. (see Note 3 to Consolidated Financial Statements).


  BUSINESS SEGMENT REVIEW

    A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. See Notes 17 and 18 to Consolidated Financial Statements for additional business segment and geographic information.


  PERSONAL CARE

    Sales for the Personal Care business segment in 2001 were $196.2 million compared with $189.0 million in 2000, while operating income in 2001 was $34.0 million compared with $33.2 million in 2000. The 4% increase in sales resulted primarily from higher volumes ($8.6 million), mainly in the North American and European hair care markets, reflecting strong mass market sales of hair gels and styling aids, and, to a lesser extent, favorable pricing and mix ($1.9 million). These sales gains were partially offset by lower volumes in the North American skin care market, reflecting increased competition in the sunscreen and preservative markets, and were also impacted by the adverse effect of the stronger U.S. dollar ($3.3 million), primarily in Europe.

    The increase in operating income in 2001 was attributable to the favorable volumes and pricing and to favorable manufacturing costs, offset by an unfavorable mix, higher operating expenses and the unfavorable effect of the stronger U.S. dollar ($2.3 million), primarily in Europe.


  PHARMACEUTICAL, FOOD AND BEVERAGE ("PFB")

    Sales for the PFB segment were $234.6 million in 2001 compared with $232.8 million in 2000. Sales for the Pharmaceutical and Beverage business increased $14.8 million (9%), reflecting volume growth ($14.7 million) across all regions and, to a lesser extent, favorable pricing and mix ($3.0 million), partially offset by the impact of the stronger U.S. dollar ($2.9 million). The sales growth in Pharmaceutical and Beverage was primarily the result of strong sales in the excipients and beverage markets, partially offset by lower sales in the oral care market. Sales for the Alginates food business decreased in 2001 by $13.0 million (20%) due to lower volumes ($11.8 million) and unfavorable pricing and mix ($1.2 million) across all regions due to competitive pressures.

    Operating income for the PFB segment was $48.5 million in 2001 compared with $48.0 million in 2000. Operating income for the Pharmaceutical and Beverage business increased 37% in 2001 due to the higher volumes and pricing and to lower manufacturing costs which reflected cost savings from lower natural gas prices. Partially offsetting these improvements was the adverse impact of the stronger U.S. dollar ($2.2 million), primarily in Europe. Operating results for the Alginates food business decreased by $13.0 million from 2000, resulting from the lower unit volumes, unfavorable manufacturing costs related to lower production volumes and the impact of unfavorable pricing.


  PERFORMANCE CHEMICALS, FINE CHEMICALS AND INDUSTRIAL

    Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $275.7 million for 2001, a decrease of $14.5 million (5%) compared with $290.2 million in 2000, while operating income increased to $18.5 million in 2001 compared with $4.4 million in 2000. Although all three businesses experienced sales declines in 2001, the decrease in sales was principally attributable to 8% lower Industrial sales.

    Sales for the Performance Chemicals business decreased by $0.6 million (1%) in 2001. The decline in sales resulted from the adverse impact of the stronger U.S. dollar in Europe ($1.4 million) and slightly lower volumes ($0.3 million) in the specialty coatings and adhesives market, offset by favorable pricing and mix ($1.1 million). Operating results for the Performance Chemicals business decreased by $8.0 million in 2001 due mainly to an unfavorable product mix and higher manufacturing costs and, to a lesser extent, the impact of the lower volumes and the stronger U.S. dollar ($0.9 million).

    Sales for the Fine Chemicals business decreased $0.7 million (1.5%) in 2001, while operating income increased $4.4 million. The lower sales reflected lower volumes related to contract sales to Polaroid, offset by sales of $2.2 million from the FineTech business, which was acquired in the second quarter of 2001 (see Note 9 to Consolidated Financial Statements), and by volume increases from other fine chemicals products. The higher operating income for Fine Chemicals in 2001 resulted from a significantly improved gross margin due to favorable manufacturing costs, and the favorable impact of the FineTech acquisition, partially offset by increased operating expenses. The gross margin in 2000 for Fine Chemicals was adversely impacted by higher energy costs and lower plant utilization.

    Sales for the Industrial business decreased by $13.3 million (8%) in 2001, with the decrease resulting from lower volumes ($32.5 million) and the adverse impact of the stronger U.S. dollar in Europe ($3.1 million), partially offset by improved pricing and mix ($22.4 million). Operating income for the Industrial business improved by $17.7 million in 2001, resulting from the improved pricing and favorable manufacturing costs, reflecting favorable methanol and raw material pricing, partially offset by the unfavorable volumes and the impact of the stronger U.S. dollar.


  MINERAL PRODUCTS

    Sales for the Mineral Products segment in 2001 were $80.7 million, an $8.8 million (12%) increase compared with sales of $71.9 million in 2000, while operating income increased $1.3 million (14%) to $10.7 million in 2001. The higher sales resulted from a $4.7 million (38%) increase in third party sales and a $4.1 million (7%) increase in sales to Building Materials Corporation of America, an affiliate. The higher operating profits in 2001 reflected the improved volume and favorable manufacturing efficiencies, partially offset by higher natural gas prices and higher operating expenses due mainly to an increased provision for doubtful accounts.


RESULTS OF OPERATIONS


  2000 COMPARED WITH 1999

    We recorded income from continuing operations in 2000 of $94.1 million ($1.38 diluted earnings per share) compared with $49.6 million ($.72 diluted earnings per share) in 1999. Including income from a discontinued operation of $25.3 million, which reflected an after-tax gain of $23.5 million from the sale of filter products, net income in 1999 was $74.9 million ($1.09 diluted earnings per share).

    The results for 2000 included a $14.4 million provision for restructuring and a $3.5 million gain on a contract settlement, while the results for 1999 included an $8.5 million pre-tax gain from the sale of our pearlescent pigments business, a non-core product line. Also in 1999, we reversed previously recorded restructuring reserves in the amount of $1.9 million and established a staff reduction program for which a pre-tax provision for severance of $2.3 million was recorded (see Note 4 to Consolidated Financial Statements). Excluding the effect of such nonrecurring items in each period, income from continuing operations for 2000 was $101.2 million ($1.49 diluted earnings per share) compared with $44.4 million ($.65 diluted earnings per share) in 1999. On a comparable basis, the higher income from continuing operations in 2000 was attributable to higher investment income, partially offset by lower operating income and higher interest expense.

    Sales for 2000 were $783.9 million compared with $787.4 million in 1999. The decrease in sales was primarily attributable to lower volumes in the Fine Chemicals, Mineral Products and Performance Chemicals businesses (totaling $50.1 million), the adverse effect of the stronger U.S. dollar ($27.5 million), principally in Europe, and to lower pricing and mix in the Industrial business ($20.0 million), partially offset by the full year's contribution to sales by the Alginates business ($66.5 million) acquired in October 1999 (see Note 9 to Consolidated Financial Statements) and by improved volumes in the Pharmaceutical and Beverage business and the Personal Care segment (totaling $19.8 million). Sales in 2000 reflected 13% and 23% higher sales in the Asia-Pacific and Latin America regions, respectively, offset by lower sales in the U.S. and Europe.

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

    Other income, net, was $141.3 million in 2000 versus $9.0 million in 1999, with the increase the result of higher investment income, reflecting net gains in 2000 of $127.6 million from the sale of our investments in Dexter Corporation and Life Technologies, Inc. (see Note 3 to Consolidated Financial Statements). Our total gain related to these investments prior to and in 1999 and 2000 was approximately $150 million prior to expenses.


  BUSINESS SEGMENT REVIEW

    A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. See Notes 17 and 18 to Consolidated Financial Statements for additional business segment and geographic information.


  PERSONAL CARE

    Sales for the Personal Care segment in 2000 were $189.0 million compared with $187.1 million in 1999, while operating income in 2000 was $33.2 million compared with $47.1 million in 1999, which included an $8.5 million pre-tax gain on the sale of the pearlescent pigments business, a non-core product line. The sales increase reflected higher volumes ($10.3 million), mainly in hair care products, partially offset by the adverse effect of the stronger U.S. dollar in Europe ($5.9 million) and lower average pricing in both hair care and skin care.

    Operating income, excluding the gain in 1999 on the sale of the pearlescent pigments business, decreased by $5.4 million in 2000 to $33.2 million, as the impact of volume increases was offset by higher manufacturing and operating expenses, the adverse effect of the stronger U.S. dollar in Europe ($4.8 million) and lower average pricing.


  PHARMACEUTICAL, FOOD AND BEVERAGE ("PFB")

    Sales for the PFB segment were $232.8 million in 2000 compared with $177.3 million in 1999, principally reflecting a full year's contribution to sales from the Alginates business ($66.5 million), compared with $12.8 million in 1999 after the date of its acquisition in October 1999. Sales for the Pharmaceutical and Beverage business increased $1.8 million, reflecting volume growth across all regions ($9.6 million), partially offset by the impact of the stronger U.S. dollar ($6.5 million). The sales growth was primarily the result of strong sales in the oral care and excipients markets, partially offset by lower sales in the Beverage business.

    Operating income for the PFB segment was $48.0 million in 2000, an 18% improvement compared with $40.7 million in 1999, with the increase resulting from the full year's contribution from the Alginates business. Operating income for the Pharmaceutical and Beverage business decreased 9% in 2000 as the impact of favorable volumes was offset by the adverse impact of the stronger U.S. dollar in Europe ($5.2 million) and higher operating expenses.

    PERFORMANCE CHEMICALS, FINE CHEMICALS AND INDUSTRIAL

    Sales for the Performance Chemicals, Fine Chemicals and Industrial segment were $290.2 million for 2000, a decrease of $45.5 million (14%) compared with $335.7 million in 1999, while operating income declined to $4.4 million in 2000 compared with $44.0 million in 1999. Although all three businesses experienced significant sales declines in 2000, the decrease in sales was primarily attributable to 34% lower Fine Chemicals sales.

    Sales for the Performance Chemicals business decreased by $12.3 million (13%) in 2000. The primary factors for the decline in sales were lower volumes ($9.2 million), mainly in Europe and North America in PVP polymers in the household, industrial and institutional markets, in addition to the adverse impact of the stronger U.S. dollar in Europe ($3.0 million). Operating income for the Performance Chemicals business decreased by $6.3 million (46%) in 2000 due to the volume shortfalls and the stronger dollar ($2.4 million), partially offset by an improved gross margin due to favorable manufacturing costs.

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

    Sales for the Industrial business decreased by $9.3 million in 2000, with the decrease resulting from unfavorable selling prices and mix ($20.0 million) and the adverse impact of the stronger U.S. dollar in Europe ($12.1 million), partially offset by volume increases ($22.8 million) in Europe and Asia-Pacific. As a result of the unfavorable pricing and the impact of the stronger dollar ($3.1 million), operating results for the Industrial business decreased by $14.4 million in 2000.

  MINERAL PRODUCTS

    Sales for the Mineral Products segment in 2000 were $71.9 million, a $15.4 million (18%) decrease compared with sales of $87.3 million in 1999, while operating income decreased $6.7 million (42%) to $9.4 million in 2000. The lower sales and operating income resulted from substantially lower third party sales, resulting from the loss of two major trade customers for colored roofing granules in the fourth quarter of 1999, which together accounted for approximately 68% of Mineral Products third party sales and approximately 23% of total Mineral Products sales in 1999. The loss of these customers adversely impacted the year 2000 sales by $19.3 million. Operating income in 2000 was also impacted by higher energy costs.


LIQUIDITY AND FINANCIAL CONDITION

    During  2001,  our net cash  flow  before  financing  activities  was  $68.2 million, including $254.3 million of cash generated from operations, the reinvestment of $101.4 million for capital programs and the acquisitions of the FineTech business and the industrial biocides business of Degussa Corporation (see Note 9 to Consolidated Financial Statements), and the use of $84.7 million of cash for net purchases of available-for-sale securities and other short-term investments.

    Cash from operations for 2001 reflected a $186.6 million cash flow from net sales of trading securities. Excluding this cash flow, cash provided from operations for 2001 totaled $67.5 million. Cash from operations also reflects non-cash charges of $44.2 million from unrealized losses on securities in 2001 (see Note 3 to Consolidated Financial Statements). Cash invested in additional working capital totaled $48.1 million, primarily reflecting a $34.5 million increase in inventories, due mainly to higher production levels, and a $16.5 million decrease in payables and accrued liabilities.

    Net cash used in financing activities in 2001 totaled $6.4 million, reflecting the debt financing transactions discussed below, financing fees and expenses of $20.5 million related to the financing transactions, repayments of long-term debt totaling $246.0 million, a $143.5 million decrease in short-term borrowings and a $100.8 million decrease in borrowings under our revolving credit agreement. In addition, financing activities included a $17.6 million cash outlay for repurchases of 1,937,800 shares of our common stock pursuant to our repurchase program. At December 31, 2001, 949,062 shares of common stock remained available for purchase under our repurchase program. The repurchased shares will be held for general purposes, including the issuance of shares under our stock option plan and for individual restricted stock plans.

    On June 27, 2001, ISP Chemco, our indirect wholly owned subsidiary, and three of its wholly owned subsidiaries jointly issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011, which we refer to as the "2011 Notes." The net proceeds of $197.3 million, after discount and fees, were placed in a restricted cash escrow account and used to retire our 9 3/4% Senior Notes due 2002, which we refer to as the "2002 Notes." During the third quarter of 2001, we retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of the 2002 Notes were retired on or prior to October 15, 2001. On July 31, 2001, ISP Chemco and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million were placed in a restricted cash escrow account and used to retire a portion of our 9% Senior Notes due 2003, which we refer to as the "2003 Notes." On November 13, 2001, ISP Chemco and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001, except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in a restricted cash escrow account and used to retire a portion of the 2003 Notes. We retired $16.9 million aggregate principal amount of the 2003 Notes in 2001 and redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes on January 14, 2002. We will record an after-tax extraordinary charge of $4.7 million in the first quarter of 2002 in connection with this redemption.

    The 2011 Notes are guaranteed by substantially all of ISP Chemco's domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, limits the ability of ISP Chemco and its subsidiaries, except our accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

    In a related transaction, ISP Chemco and those same three subsidiaries which issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities, which we refer to as the "Senior Credit Facilities," the initial borrowings under which were used to repay amounts outstanding under our previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2001 on borrowings under the Senior Credit Facilities was 5.3%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. As of December 31, 2001, $95.3 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility. In addition, the Senior Credit Facilities limit the ability of ISP Chemco and its subsidiaries, except its accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Chemco and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of ISP Chemco's domestic subsidiaries and 66% of the capital stock of some of ISP Chemco's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for our accounts receivable subsidiary and certain immaterial subsidiaries.

    On December 13, 2001, our wholly owned subsidiary, International Specialty Holdings, issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009, which we refer to as the "2009 Notes." The net proceeds from this issuance were approximately $194.3 million, of which $125.7 million were placed in a restricted cash escrow account and used to redeem the remaining 2003 Notes on January 14, 2002. The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of ISP Chemco. The 2009 Notes are structurally subordinated to all liabilities of International Specialty Holdings' subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of International Specialty Holdings and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Investco, a wholly owned subsidiary of International Specialty Holdings, its subsidiaries, our accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

    As a result of the foregoing factors, cash and cash equivalents increased by $61.3 million during 2001 to $79.5 million, excluding $296.0 million of trading and available-for-sale securities and other short-term investments.

    As of December 31, 2001, our current maturities of long-term debt, scheduled to be repaid during 2002, totaled $310.3 million, including the remaining $307.9 million outstanding amount of the 2003 Notes as of December 31, 2001, which were redeemed on January 14, 2002.

    Borrowings by our subsidiaries are subject to the application of certain financial covenants contained in the Senior Credit Facilities and in the indentures governing the 2009 and 2011 Notes. As of December 31, 2001, our subsidiaries were in compliance with those covenants, and the application of those covenants would not have restricted available borrowings under the Senior Credit Facilities. See Note 13 to Consolidated Financial Statements.

    The Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes contain additional affirmative and negative covenants affecting some of our subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions, mergers and transfers of all or substantially all of those subsidiaries' assets. Additionally, in the event the holders of the 2009 Notes were to foreclose on ISP Chemco's capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of ISP Chemco. Under the indenture governing the 2011 Notes, if a change of control of ISP Chemco occurs, ISP Chemco is obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event, unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of ISP Chemco would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of all the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on our financial condition and results of operations.

    Subject to restrictions in our Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes, our subsidiaries may incur additional debt for working capital, capital expenditures, acquisitions and other purposes.

    "Other assets" on the Consolidated Balance Sheets increased in 2001 by $45.7 million to $77.6 million, primarily reflecting deferred financing fees of $20.5 million related to the financing transactions discussed above and $15.8 million of intangible assets related to the acquisitions of the FineTech business and the biocides business of Degussa Corporation (see Note 9 to Consolidated
Financial Statements). In addition, "Other assets" and "Other liabilities" increased by $9.0 million each due to a gross-up of environmental insurance receivables and liabilities to reflect current estimated liabilities and insurance recoveries (see Note 19 to Consolidated Financial Statements). "Other liabilities" increased in 2001 by $11.0 million to $72.7 million and also reflected a $3.8 million accrual related to our Long Term Incentive Plan (see
Note 15 to Consolidated Financial Statements).

    Capital expenditures are expected to be approximately $57.0 million in 2002, primarily for maintenance and compliance expenditures.

    In the fourth quarter of 2001, the economic turmoil in Argentina, which resulted in the devaluation of the Argentinian currency, adversely impacted our pre-tax earnings by $0.8 million. While payments from our subsidiary in Argentina to our domestic operations may be adversely affected by current banking regulations in

Argentina, we do not believe that this situation will have a material impact on our liquidity, cash flows or results of operations. Sales by our subsidiary in Argentina were approximately $3.0 million in 2001.

    For information with respect to income taxes, see Note 8 to Consolidated Financial Statements.

    We do not believe that inflation has had an effect on our results of operations during the past three years. However, there can be no assurance that our business will not be affected by inflation in the future.

    We have received site designation for the construction of a hazardous waste treatment, storage and disposal facility at our Linden, New Jersey property and have received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the site. If we are successful in securing the necessary permits to construct and operate the hazardous waste facility and decide to proceed with this project, we would develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. We estimate that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. We anticipate utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, we would not expect such facility to impact materially our liquidity or capital resources. We are also investigating other development opportunities at this site consistent with a plan by the County of Union to re-develop the Tremley Point area of Linden. We expect that related planning and evaluation efforts will continue through 2002.

    We, together with other companies, are a party to a variety of proceedings and lawsuits involving environmental matters. See Note 19 to Consolidated Financial Statements for further information.


  MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

    Our investment strategy is to seek returns in excess of money market rates on our available cash while minimizing market risks. There can be no assurance that we will be successful in implementing such a strategy. We invest primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions, including at times, common stock short positions which are offsets against long positions in securities which are expected, under certain circumstances, to be exchanged or converted into the short positions. From time to time, we invest in securities of companies that we consider undervalued. With respect to our equity positions, we are exposed to the risk of market loss. See Notes 2 and 3 to Consolidated Financial Statements.

    We enter into financial instruments in the ordinary course of business in order to manage our exposure to market fluctuations in interest rates, foreign currency rates and on our short-term investments. The financial instruments we employ to reduce market risk include swaps, forwards and other hedging instruments. The financial instruments are subject to strict internal controls and their use is primarily confined to the hedging of our debt, foreign currency exposure and short-term investment portfolio. The counterparties to these financial instruments are major financial institutions with high credit standings. The amounts subject to credit risk are generally limited to the amounts, if any, by which the counterparties' obligations exceed our obligations. We control credit risk through credit approvals, limits and monitoring procedures. We do not anticipate nonperformance by counterparties to these instruments.

                                            DECEMBER 31, 2000  DECEMBER 31, 2001
                                            -----------------  -----------------
                                                        (MILLIONS)
                                            NOTIONAL   FAIR    NOTIONAL   FAIR
                                             AMOUNT    VALUE    AMOUNT    VALUE
                                            -------   ------   --------   ------
Interest rate financial instruments .......  $100.0   $(0.8)   $100.0   $(3.1)
Foreign currency financial instruments ....  $ 20.9   $   0    $ 17.7   $   0
Equity-related financial instruments ......  $ 40.1   $   0    $ 20.7   $   0

    All of the financial instruments in the above table have a maturity of less than one year.

    We enter into forward foreign exchange instruments in order to hedge a portion of both our borrowings denominated in foreign currency and transactions related to the operations of our foreign subsidiaries. Forward contract agreements require us and the counterparty to exchange fixed amounts of U.S. dollars for fixed amounts of foreign currency on specified dates. All forward contracts are in major currencies with highly liquid markets and mature within one year. Hedging strategies are approved by senior management before they are implemented.

    As of December 31, 2000 and 2001, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $20.9 and $17.7 million, respectively. The U.S. dollar equivalent notional value of foreign exchange contracts outstanding as of December 31, 2000 and 2001, which were entered into as a hedge of intercompany loans, was $17.0 and $17.7 million, respectively, representing 100% of our foreign currency exposure with respect to such loans.

    We enter into equity-related financial instruments as a means to manage our exposure to market fluctuations on our short-term investments. As of December 31, 2001, the value of equity-related long contracts was $13.5 million, and the value of equity-related short contracts was $7.2 million, both of which are marked-to-market each month, with unrealized gains and losses included in the results of operations. As such, there is no economic cost at December 31, 2001 to terminate these instruments and therefore the fair market value is zero.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 established accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement.

    We adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by us is affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard was an after-tax loss of $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

    The Senior Credit Facilities include a $225.0 million term loan. We have designated interest rate swaps, with a total notional amount of $100 million, as a hedge of our exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

    On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on our business since we have historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 is effective as of January 1, 2002. On an annualized basis, our net income will increase by approximately $16.6 million, unless any impairment charges are necessary.

                                      * * *


FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe," "expect," "anticipate," "intend," "plan," "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                             SELECTED FINANCIAL DATA

    Set forth below are our selected consolidated financial data. On July 15, 1998, Old ISP merged with and into ISP Holdings. In connection with the merger, ISP Holdings changed its name to International Specialty Products Inc. The financial information presented herein for periods prior to the merger of Old ISP and ISP Holdings represent the results of the former ISP Holdings. In October 1999, we sold the stock of our filter products subsidiaries (see Note 7 to Consolidated Financial Statements). Accordingly, the results of operations and assets and liabilities of the filter products subsidiaries have been classified as a "Discontinued Operation" within the Selected Financial Data below for all periods presented prior to 2000.

                                                                  YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------
                                               1997         1998         1999         2000          2001
                                           ----------- ------------- ----------- ------------- -----------
                                                          (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Net Sales ...........................    $ 708,971    $ 784,616    $ 787,356    $ 783,941    $ 787,216
  Gross profit ........................      295,199      321,105      304,959      269,054      286,379
  Operating income ....................      137,689       66,177      145,978       81,353      112,589
  Interest expense ....................       73,612       75,564       78,552       81,166       86,198
   Income from continuing operations
    before income taxes ...............      104,219       27,168       76,454      144,975          957
  Income from continuing operations
    before cumulative effect of
    change in accounting principle ....       51,702        2,779       49,632       94,106          607
  Net income ..........................       54,005        4,812       74,930       94,106          167
  Income from continuing operations
    per common share:
    Basic .............................   $      .96   $      .05   $      .72   $     1.38    $      --
    Diluted ...........................   $      .96   $      .05   $      .72   $     1.38    $      --

OTHER DATA:
  Depreciation ........................   $   41,236   $   49,272   $   48,590   $   51,293    $  53,120
  Amortization of goodwill and
    intangibles .......................       13,294       15,025       16,344       16,192       17,229
  Capital expenditures and acquisitions       67,674      163,850      108,955       58,382      101,375

                                                                        DECEMBER 31,
                                           ---------------------------------------------------------------
                                               1997         1998         1999         2000          2001
                                           ----------- ------------- ----------- ------------- -----------
                                                                        (THOUSANDS)
BALANCE SHEET DATA:
  Total working capital ...............   $  322,080   $  406,654   $  438,083   $  339,751   $  564,516
  Total assets ........................    1,483,977    1,763,870    1,835,308    1,960,284    2,172,568
  Long-term debt less current
    maturities ........................      798,762      896,095      820,141      524,780      919,557
  Stockholders' equity ................      261,841      501,723      587,261      691,335      604,057

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To International Specialty Products Inc.:

    We have audited the accompanying consolidated balance sheets of International Specialty Products Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above, appearing on pages F-14 to F-46 of this Form 10-K, present fairly, in all material respects, the financial position of International Specialty Products Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 27, 2002

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                            1999              2000              2001
                                                                         --------           --------           --------
                                                                             (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...........................................................   $ 787,356          $ 783,941          $ 787,216
Cost of products sold ...............................................    (482,397)          (514,887)          (500,837)
Selling, general and administrative .................................    (150,768)          (157,080)          (158,632)
(Provision) benefit for restructuring ...............................        (410)           (14,429)               471
Gain on insurance settlement ........................................        --                 --                1,600
Gain on sale of assets ..............................................       8,541               --                 --
Amortization of goodwill and intangibles ............................     (16,344)           (16,192)           (17,229)
                                                                         --------           --------           --------
Operating income ....................................................     145,978             81,353            112,589
Interest expense ....................................................     (78,552)           (81,166)           (86,198)
Gain on contract settlement .........................................        --                3,450               --
Other income (expense), net .........................................       9,028            141,338            (25,434)
                                                                         --------           --------           --------
Income from continuing operations before income taxes ...............      76,454            144,975                957
Income taxes ........................................................     (26,822)           (50,869)              (350)
                                                                         --------           --------           --------
Income from continuing operations ...................................      49,632             94,106                607
                                                                         --------           --------           --------
Discontinued operation:
  Income from discontinued operation, net of income taxes ...........       1,769                --                  --
  Gain on sale of discontinued operation, net of income taxes
    of $12,725 ......................................................      23,529                --                  --
                                                                         --------           --------           --------
Income from discontinued operation ..................................      25,298                --                  --
                                                                         --------           --------           --------
Income before cumulative effect of change in accounting principle ...      74,930             94,106                607
Cumulative effect of change in accounting principle, net of income
    tax benefit of $216 .............................................         --                 --                (440)
                                                                        ---------          ---------          ---------
Net income ..........................................................   $  74,930          $  94,106          $     167
                                                                        =========          =========          =========
Earnings per common share:
  Basic:
    Income from continuing operations ...............................   $     .72          $    1.38          $     .01
    Income from discontinued operation ..............................         .37                 --                 --
    Cumulative effect of accounting change ..........................          --                 --               (.01)
                                                                        --------           --------           ---------
    Net income ......................................................   $    1.09          $    1.38          $      --
                                                                        =========          =========          =========



  Diluted:
    Income from continuing operations ...............................   $     .72          $    1.38          $     .01
    Income from discontinued operation ..............................         .37                 --                 --
    Cumulative effect of accounting change ..........................          --                 --               (.01)
                                                                        --------           --------           --------
    Net income ......................................................   $    1.09          $    1.38          $      --
                                                                        =========          =========          =========
Weighted average number of common and
common equivalent shares outstanding:
  Basic .............................................................      68,536             68,096             65,772
                                                                        =========          =========          =========
  Diluted ...........................................................      68,685             68,096             65,853
                                                                        =========          =========          =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                      ---------------------------------
                                                                                          2000                 2001
                                                                                       ----------          -----------
                                                                                                 (THOUSANDS)
                                           ASSETS
Current Assets:
  Cash and cash equivalents ........................................................  $    18,181          $    79,509
  Investments in trading securities ................................................      303,103               54,437
  Investments in available-for-sale securities .....................................      222,327              239,273
  Other short-term investments .....................................................       19,129                2,299
  Restricted cash ..................................................................         --                307,866
  Accounts receivable, trade, less reserve of
    $4,911 and $5,472 ..............................................................       89,173               86,574
  Accounts receivable, other .......................................................       19,596               20,357
  Receivable from related parties, net .............................................       11,624                9,009
  Inventories ......................................................................      150,948              190,582
  Other current assets .............................................................       36,928               41,564
                                                                                      -----------          -----------
    Total Current Assets ...........................................................      871,009            1,031,470
Property, plant and equipment, net .................................................      562,973              560,844
Excess of cost over net assets of businesses acquired, net of accumulated
  amortization of $165,880 and $182,526 ............................................      494,386              502,607
Other assets .......................................................................       31,916               77,647
                                                                                      -----------          -----------

Total Assets .......................................................................  $ 1,960,284          $ 2,172,568
                                                                                      ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt ..................................................................  $   143,682          $       143
  Current maturities of long-term debt .............................................      224,419              310,265
  Accounts payable .................................................................       58,238               49,088
  Accrued liabilities ..............................................................       91,309               97,659
  Income taxes .....................................................................       13,610                9,799
                                                                                      -----------          -----------
    Total Current Liabilities ......................................................      531,258              466,954
                                                                                      -----------          -----------
Long-term debt less current maturities .............................................      524,780              919,557
                                                                                      -----------          -----------
Deferred income taxes ..............................................................      151,181              109,297
                                                                                      -----------          -----------
Other liabilities ..................................................................       61,730               72,703
                                                                                      -----------          -----------
Commitments and Contingencies ......................................................
Stockholders' Equity:
  Preferred stock, $.01 par value per share; 20,000,000 shares authorized:
    no shares issued ...............................................................         --                   --
  Common stock, $.01 par value per share; 300,000,000 shares authorized:
    69,546,456 shares issued .......................................................          695                  695
  Additional paid-in capital .......................................................      485,629              487,156
  Unearned compensation-- restricted stock awards ..................................       (1,287)              (1,166)
  Treasury stock, at cost-- 3,135,192 and 4,831,939 shares .........................      (19,631)             (35,621)
  Retained earnings ................................................................      213,928              214,095
  Accumulated other comprehensive income (loss) ....................................       12,001              (61,102)
                                                                                      -----------          -----------
    Total Stockholders' Equity .....................................................      691,335              604,057
                                                                                      -----------          -----------
Total Liabilities and Stockholders' Equity .........................................  $ 1,960,284          $ 2,172,568
                                                                                      ===========          ===========



    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEAR ENDED DECEMBER 31,
                                                                             ---------------------------------------------
                                                                                1999             2000              2001
                                                                             -----------       ---------        ----------
                                                                                              (THOUSANDS)
Cash and cash equivalents, beginning of year ..............................   $  23,130        $  23,309        $  18,181
                                                                              ---------        ---------        ---------
Cash provided by (used in) operating activities:
  Net income ..............................................................      74,930           94,106              167
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of change in accounting principle ...................        --               --                440
    Income from discontinued operation ....................................     (25,298)            --               --
    Gain on sale of assets ................................................      (8,541)            --               --
    Provision (benefit) for restructuring .................................         410           14,429             (471)
    Depreciation ..........................................................      48,590           51,293           53,120
    Amortization of goodwill and intangibles ..............................      16,344           16,192           17,229
    Deferred income taxes .................................................       6,064           26,652           (8,738)
    Unrealized (gains) losses on securities and
      other short-term investments ........................................      (6,778)          (7,293)          44,239
  Increase in working capital items .......................................     (11,851)          (4,087)         (48,073)
  Purchases of trading securities .........................................    (209,649)        (528,862)        (509,914)
  Proceeds from sales of trading securities ...............................     225,291          395,434          696,513
  Proceeds (repayments) from sale of
      accounts receivable .................................................       5,558           (2,485)            (423)
  (Increase) decrease in other assets .....................................        (513)           5,807            1,437
  Increase (decrease) in other liabilities ................................         503              115           (1,494)
  Other decreases in property, plant and equipment ........................       5,875           10,746            6,724
  (Increase) decrease in receivable from related parties ..................      (9,132)           2,600            2,615
  Change in cumulative translation adjustment .............................     (18,035)          (8,268)          (5,180)
  Other, net ..............................................................       1,386            5,276            6,100
                                                                              ---------        ---------        ---------
  Net cash provided by continuing operations ..............................      95,154           71,655          254,291
  Net cash provided by discontinued operation .............................       5,293             --               --
                                                                              ---------        ---------        ---------
Net cash provided by operating activities .................................     100,447           71,655          254,291
                                                                              ---------        ---------        ---------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions ...................................    (108,955)         (58,382)        (101,375)
  Proceeds from sale of assets ............................................      11,533             --               --
  Proceeds from sale of discontinued operation ............................      62,000             --               --
  Purchases of available-for-sale securities ..............................    (432,782)        (479,401)        (309,469)
  Purchases of held-to-maturity securities ................................      (3,459)            --               --
  Purchases of other short-term investments ...............................      (5,600)            --               --
  Proceeds from sales of available-for-sale securities ....................     395,659          495,096          212,006
  Proceeds from held-to-maturity securities ...............................      15,746             --               --
  Proceeds from sales of other short-term investments .....................      14,716           27,795           12,765
                                                                              ---------        ---------        ---------
Net cash used in investing activities .....................................     (51,142)         (14,892)        (186,073)
                                                                              ---------        ---------        ---------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt ..................................      (6,866)          62,483         (143,539)
  Proceeds from issuance of debt ..........................................        --               --            828,332
  Increase (decrease) in borrowings under revolving credit facility .......     162,400          (99,000)        (100,750)

  Repayments of long-term debt ............................................    (200,378)         (10,615)        (245,982)
  Increase in restricted cash .............................................        --               --           (307,866)
  Financing fees and expenses .............................................        --               --            (20,470)
  Repurchases of common stock .............................................      (4,987)         (15,458)         (17,610)
  Other, net ..............................................................       2,037              557            1,491
                                                                              ---------        ---------        ---------
Net cash used in financing activities .....................................     (47,794)         (62,033)          (6,394)
                                                                              ---------        ---------        ---------
Effect of exchange rate changes on cash ...................................      (1,332)             142             (496)
                                                                              ---------        ---------        ---------
Net change in cash and cash equivalents ...................................         179           (5,128)          61,328
                                                                              ---------        ---------        ---------
Cash and cash equivalents, end of year ....................................   $  23,309        $  18,181        $  79,509
                                                                              =========        =========        =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                              1999           2000          2001
                                                                            --------       --------      ---------
                                                                                         (THOUSANDS)
Supplemental Cash Flow Information:
Effect on cash from (increase) decrease in working capital items*:
  Accounts receivable ....................................................  $(17,276)      $   (279)     $   3,262
  Inventories ............................................................     7,627         (4,459)       (34,466)
  Other current assets ...................................................       156            279           (336)
  Accounts payable .......................................................     3,972         (5,614)        (9,385)
  Accrued liabilities ....................................................    (1,616)        (1,761)        (3,341)
  Income taxes ...........................................................    (4,714)         7,747         (3,807)
                                                                            --------       --------      ---------
    Net effect on cash from increase in working capital items               $(11,851)      $ (4,087)     $ (48,073)
                                                                            ========       ========      =========
Cash paid during the period for:
  Interest (net of amount capitalized) ...................................  $ 83,948       $ 80,338      $  71,132
  Income taxes paid ......................................................    23,957         15,289         13,130

Acquisition of Kelco Alginates business, net of $269 cash acquired:
  Fair market value of assets acquired ...................................  $ 41,619
  Purchase price of acquisition** ........................................    39,731
                                                                            --------
  Liabilities assumed ....................................................  $  1,888
                                                                            ========

Acquisition of FineTech Ltd.:
  Fair market value of assets acquired ...................................                               $  26,575
  Purchase price of acquisition ..........................................                                  22,450
                                                                                                         ---------
  Liabilities assumed ....................................................                               $   4,125
                                                                                                         =========

Acquisition of industrial biocides business:
  Fair market value of assets acquired ...................................                               $  25,879
  Purchase price of acquisition ..........................................                                  25,879
                                                                                                         ---------
  Liabilities assumed ....................................................                               $      --
                                                                                                         =========


----------
* Working capital items exclude cash and cash equivalents, short-term investments, restricted cash, short-term debt and receivables from related parties. Working capital acquired in connection with acquisitions is reflected within "Capital expenditures and acquisitions." The effects of reclassifications between noncurrent and current assets and liabilities are excluded from the amounts shown. In addition, the increase in accounts receivable shown above does not reflect the cash proceeds from the sale of the Company's domestic trade accounts receivable (see Note 10); such proceeds are reflected separately in cash from operating activities.

** The Company received a cash arbitration award in 2000 of $4.9 million which lowered the purchase price of the acquisition to $34.8 million.


    The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         CAPITAL STOCK,
                                                           ADDITIONAL                 ACCUMULATED
                                                         PAID-IN CAPITAL TREASURY        OTHER
                                                          AND UNEARNED     STOCK      COMPREHENSIVE  RETAINED       COMPREHENSIVE
                                                          COMPENSATION    AT COST      INCOME (LOSS)  EARNINGS        INCOME (LOSS)
                                                          ------------   -----------   -----------    ---------       -----------
                                                                                       (THOUSANDS)
Balance, December 31, 1998 .............................    $489,980      $  (8,388)   $  (24,761)  $ 44,892
  Comprehensive income, year ended
    December 31, 1999:
    Net income .........................................          --             --            --      74,930        $  74,930
                                                                                                                     ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income taxes
      of $12,054 .......................................          --             --        27,949         --            27,949
    Less: Reclassification adjustment for gains included
      in net income, net of income taxes of $2,544 .....          --             --         2,068         --             2,068
                                                                                       ----------                    ---------
    Unrealized gains on available-for-sale securities ..          --             --        25,881         --            25,881
                                                                                       ----------                    ---------
    Translation adjustment .............................          --             --       (19,367)        --           (19,367)
    Less: Reclassification adjustment for translation
      adjustment included in net income,
      net of income tax effect of $521 .................          --             --        (1,483)        --            (1,483)
                                                                                       ----------                    ---------
    Net translation adjustment .........................          --             --       (17,884)        --           (17,884)
    Minimum pension liability adjustment ...............          --             --         4,715         --             4,715
                                                                                                                     ---------
  Comprehensive income .................................                                                             $  87,642
                                                                                                                     =========
  Repurchases of common stock -- 629,000 shares ........          --         (4,987)           --         --
  Issuances under stock option plan -- 291,946  shares..          --          2,931            --         --
  Excess of cost of treasury stock issued over proceeds         (890)            --            --         --
  Stock issued  pursuant to executive
    purchase agreement-- 318,599 shares ..................    (3,100)         3,100            --         --
  Effect of issuances of stock options as incentives ...         842           --              --         --
                                                           ---------      ---------    ----------   --------
Balance, December 31, 1999 .............................   $ 486,832      $  (7,344)     $(12,049)  $119,822
  Comprehensive income, year ended
    December 31, 2000:
    Net income .........................................          --             --            --     94,106         $  94,106
                                                                                                                     ---------
    Other comprehensive income, net of tax:
    Unrealized holding gains, net of income
      taxes of $71,382 .................................          --             --       142,995                      142,995
    Less: Reclassification adjustment for gains included
      in net income, net of income taxes of $53,430 ....          --             --       110,819         --           110,819
                                                                                       ----------                    ---------
    Unrealized gains on available-for-sale securities ..          --             --        32,176         --            32,176
    Translation adjustment .............................          --             --        (8,126)        --            (8,126)
                                                                                                                     ---------
  Comprehensive income .................................                                                             $ 118,156
                                                                                                                     =========
  Repurchases  of common stock -- 2,772,938 shares                --        (15,458)           --         --
  Issuances  under  stock  option  plan -- 86,945 shares          --            831            --         --
  Excess of cost of treasury stock issued over proceeds         (274)            --            --         --
  Issued for executive  stock
    bonus awards --  75,000 shares .....................        (275)           730            --         --
  Loans to executives ..................................        (167)            --            --         --
  Stock issued for executive restricted stock plans--
    230,000 shares .....................................        (323)         1,610            --         --
  Unearned compensation related to restricted
    stock awards .......................................      (1,287)            --            --         --
  Effect of issuances of stock options as incentives ...         531             --            --         --
                                                           ---------      --------     ----------  ---------

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                         CAPITAL STOCK,
                                                           ADDITIONAL                 ACCUMULATED
                                                         PAID-IN CAPITAL TREASURY        OTHER
                                                          AND UNEARNED     STOCK      COMPREHENSIVE  RETAINED       COMPREHENSIVE
                                                          COMPENSATION    AT COST      INCOME (LOSS)  EARNINGS        INCOME (LOSS)
                                                          ------------   -----------   -------------  ---------       -----------
                                                                                       (THOUSANDS)
 Balance, December 31, 2000 ...........................     $485,037    $(19,631)      $ 12,001     $213,928
  Comprehensive income (loss), year ended
    December 31, 2001:
    Net income ........................................           --         --             --           167             $ 167
                                                                                                                      --------
    Other comprehensive income (loss), net of tax:
    Unrealized holding losses, net of income
      tax benefit of $43,928 ..........................           --         --         (82,084)         --            (82,084)
    Less: Reclassification adjustment for losses
      included in net income, net of income
      tax benefit of $7,985 ...........................           --         --         (15,621)         --            (15,621)
                                                                                        -------                       --------
    Unrealized losses on available-for-sale securities.           --         --         (66,463)         --            (66,463)
                                                                                        -------                       ---------
    Change in unrealized losses on derivative hedging
      instruments -- cash flow hedges:
    Net derivative losses, net of tax effect of $1,189..          --         --          (2,198)         --             (2,198)
    Less: Reclassification adjustment for losses
      included in net income, net of tax effect
      of $667 .........................................           --         --          (1,234)         --             (1,234)
                                                                                       --------                      ---------
    Unrealized losses on derivative hedging
      instruments .....................................           --         --            (964)         --               (964)
                                                                                       ---------                     ---------
    Translation adjustment ............................           --         --          (5,676)         --             (5,676)
                                                                                                                     --------
  Comprehensive loss ..................................                                                               $(72,936)
                                                                                                                     =========
  Repurchases of common stock -- 1,937,800 shares .....           --     (17,610)            --
  Issuances under stock option plan -- 207,998 shares .           --       1,392             --
  Excess of proceeds of treasury stock issued over cost           98          --             --          --
  Issued for executive stock bonus award --
    13,055 shares .....................................           18          82             --          --
  Change in loans to executives .......................            7         --              --          --
  Amortization of executive stock loan ................          762         --              --          --
  Stock issued for executive restricted stock plan--
    20,000 shares .....................................           33         146             --          --
  Unearned compensation related to restricted
    stock awards ......................................         (179)         --             --          --
  Amortization of restricted stock awards
    compensation ......................................          300          --             --          --
  Effect of issuances of stock options as incentives             609          --             --          --
                                                           ---------    -------        --------    --------
Balance, December 31, 2001 ............................     $486,685    $(35,621)     $ (61,102)    $214,095
                                                           =========    ========      =========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. FORMATION OF THE COMPANY, MERGER OF INTERNATIONAL SPECIALTY PRODUCTS INC. INTO ISP HOLDINGS INC. AND CORPORATE RESTRUCTURING

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

    International Specialty Holdings Inc. ("Holdings"), a wholly owned subsidiary of the Company, was formed on June 5, 2001 in connection with the corporate restructuring discussed below. ISP Opco Holdings Inc., which changed its name on June 5, 2001 to ISP Chemco Inc. ("ISP Chemco"), a wholly owned subsidiary of Holdings, was formed on June 24, 1998 in connection with the Merger and 100 shares of its common stock were issued to the Company. At the time of the Merger, substantially all of the assets and liabilities of Old ISP were transferred to ISP Chemco. In connection with the financing transactions discussed in Note 13, the Company completed a corporate restructuring (the "Restructuring") of its business in June 2001 in order to separate its investment assets from its specialty chemicals business. As part of the
Restructuring, ISP Chemco transferred net assets of approximately $235.7 million, consisting of all of its investment assets, totaling $336.7 million, associated short-term debt and the outstanding stock of certain subsidiaries to Holdings, which, in turn, transferred those assets to its newly formed subsidiary, ISP Investco LLC ("ISP Investco"). After completing these transactions, ISP Chemco's assets consist solely of those related to the Company's specialty chemicals business.

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


  SHORT-TERM INVESTMENTS

    For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in the results of operations. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and amounted to $34.0 and $(32.4) million as of December 31, 2000 and 2001, respectively. The Company periodically reviews available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

    "Other short-term investments" are investments in limited partnerships which are accounted for by the equity method. Gains and losses are reflected in "Other income (expense), net." Liquidation of partnership interests generally require a 30 to 45 day notice period.

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


  FOREIGN EXCHANGE CONTRACTS

    The Company enters into forward foreign exchange instruments in order to hedge a portion of both its borrowings denominated in foreign currency and transactions related to the operations of foreign subsidiaries. All forward contracts are reflected on the Company's Consolidated Balance Sheets at their fair market value.

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

    As of December 31, 2000 and 2001, the U.S. dollar equivalent notional value of outstanding forward foreign exchange contracts was $20.9 and $17.7 million, respectively. All forward contracts are in major currencies with highly liquid markets and mature within one year. The Company uses quoted market prices obtained from major financial institutions to determine the market value of its outstanding forward exchange contracts. In addition, the U.S. dollar equivalent notional value of foreign exchange contracts outstanding as of December 31, 2000 and 2001, which were entered into as a hedge of intercompany loans, was $17.0 and $17.7 million, respectively, representing 100% of the Company's foreign currency exposure with respect to such loans. See "Derivatives and Hedging" below.

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


  DERIVATIVES AND HEDGING

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

    The Company adopted SFAS No. 133 as of January 1, 2001. Accounting for interest rate swaps and foreign exchange forward contracts held by the Company is affected by implementation of this standard. The earnings impact of the transition adjustments related to the initial adoption of the standard was an after-tax loss of approximately $0.4 million, which was recorded in the first quarter of 2001 as the cumulative effect of a change in accounting principle.

    As discussed in Note 13, in June 2001, ISP Chemco Inc. ("ISP Chemco"), an indirect wholly owned subsidiary of the Company, entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company has designated interest rate swaps, with a total notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

    At December 31, 2001, the fair value of the interest rate swaps was $3.1 million and is included within "Accrued liabilities" on the Company's Consolidated Balance Sheet. During 2001, $1.6 million related to the interest rate swaps was reclassified and charged against interest expense. In addition, $0.3 million, representing hedge ineffectiveness, was also charged against interest expense. As of December 31, 2001, included in Accumulated Other Comprehensive Loss is a $1.5 million pre-tax loss related to these interest rate swaps.

    Derivatives held by the Company not designated as hedging instruments include total return equity swaps and forward foreign exchange instruments. These derivatives are being marked-to-market each period, with unrealized gains and losses included in results of operations. The total return equity swaps are held for investment income purposes. Foreign exchange forward contracts are held to offset exposure to changes in exchange rates affecting intercompany loans.


  FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of foreign subsidiaries are translated at year-end exchange rates. Income and expenses are translated at average exchange rates prevailing during the year. The effects of these translation adjustments are reported in a separate component of stockholders' equity, "Accumulated other comprehensive income (loss)," and amounted to $(22.0) and $(27.7) million as of December 31, 2000 and 2001, respectively. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved, principally related to the revaluation of payables and receivables, are included in "Other income (expense), net" and amounted to $4.9, $(1.7) and $(4.2) million in 1999, 2000 and 2001, respectively.


  NEW ACCOUNTING STANDARDS

     On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for all business combinations using the purchase method of accounting. With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 is effective as of January 1, 2002. On an annualized basis, the Company's net income will increase by approximately $16.6 million, unless any impairment charges are necessary.


  EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED ("GOODWILL")

    Goodwill, which arose principally from the 1989 management-led buyout of the predecessor company to the Company's former parent company, G-I Holdings, and as a result of the Merger (see Note 1), is amortized on the straight-line method over a period of approximately 40 years. The Company believes that the goodwill is recoverable. To determine if goodwill is recoverable, the Company compares the net carrying amount to undiscounted projected cash flows of the underlying businesses to which the goodwill pertains. If goodwill is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value. See "New Accounting Standards" above.


  REVENUE RECOGNITION

    Revenue is recognized at the time products are shipped to the customer.


  SHIPPING AND HANDLING COSTS

    Shipping   and   handling   costs   included   in   "Selling,   general  and
administrative" expenses amounted to $24.8, $30.3 and $29.1 million for 1999, 2000 and 2001, respectively.


  DEBT ISSUANCE COSTS

    Debt issuance costs are amortized to expense over the life of the related debt. Unamortized debt issuance costs of $3.8 and $21.3 million are included in "Other assets" in the Consolidated Balance Sheets at December 31, 2000 and 2001, respectively.


  RESEARCH AND DEVELOPMENT

    Research and  development  costs are charged to  operations  as incurred and
amounted  to  $23.0,   $25.6  and  $25.4  million  for  1999,   2000  and  2001,
respectively.


  EARNINGS PER COMMON SHARE

    Basic Earnings per Share are calculated based on the total weighted average number of shares of the Company's common stock outstanding during the period. Diluted Earnings per Share for periods subsequent to the Merger give effect to all potential dilutive common shares outstanding during the period under the Company's stock option plans (see Note 15).


  ENVIRONMENTAL LIABILITY

    The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters. The Company estimates that its liability with respect to such environmental matters, and certain other environmental compliance expenses, as of December 31, 2001, is $26.6 million, before reduction for insurance recoveries reflected on its Consolidated Balance Sheet of $21.7 million. The Company's liability is reflected on an undiscounted basis. The gross environmental liability is included within "Accrued liabilities" and "Other liabilities," and the estimated recoveries are included within "Other assets." See Note 19 for further discussion with respect to environmental liabilities and estimated insurance recoveries.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)





NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)


  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Comprehensive Income (Loss) includes net income, unrealized gains and losses from investments in available-for-sale securities, net of income tax effect, unrealized gains and losses from derivative hedging instruments, net of income tax effect, foreign currency translation adjustments, and minimum pension liability adjustments. The Company has chosen to disclose Comprehensive Income
(Loss) in the Consolidated Statements of Stockholders' Equity.

    Changes in the components of "Accumulated other comprehensive income (loss)" for the years 1999, 2000 and 2001 are as follows:

                              UNREALIZED     UNREALIZED    CUMULATIVE
                             GAINS (LOSSES)  LOSSES ON       FOREIGN        MINIMUM       ACCUMULATED
                             ON AVAILABLE-   DERIVATIVE      CURRENCY       PENSION          OTHER
                               FOR-SALE       HEDGING      TRANSLATION      LIABILITY    COMPREHENSIVE
                              SECURITIES    INSTRUMENTS     ADJUSTMENT      ADJUSTMENT    INCOME (LOSS)
                              ----------    ------------    -----------    -----------   --------------
Balance, December 31, 1998     $(24,037)       $    --       $  3,991        $ (4,715)      $(24,761)
Change for the year 1999         25,881             --        (17,884)          4,715         12,712
                               --------        -------       --------        --------       --------
Balance, December 31, 1999     $  1,844        $    --       $(13,893)       $     --       $(12,049)
Change for the year 2000         32,176             --         (8,126)             --         24,050
                               --------        -------       --------        --------       --------
Balance, December 31, 2000     $ 34,020        $    --       $(22,019)       $     --       $ 12,001
Change for the year 2001        (66,463)          (964)        (5,676)             --        (73,103)
                               --------        -------       --------        --------       --------
Balance, December 31, 2001     $(32,443)       $  (964)      $(27,695)       $     --       $(61,102)
                               ========        =======       ========        ========       ========

  RECLASSIFICATIONS

    Certain amounts in the 1999 and 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.


NOTE 3.  SHORT-TERM INVESTMENTS

    At December 31, 1999, the Company held an investment of $149.5 million (based on market value) in Life Technologies, Inc. ("Life Technologies"), a 75%-owned subsidiary of Dexter Corporation ("Dexter"). Such investment represented approximately 14% of the outstanding common stock of Life Technologies at December 31, 1999. At December 31, 1999, the Company also held an investment of $91.4 million (based on market value) in Dexter, representing approximately 10% of the outstanding common stock of Dexter at that date. Dexter and Life Technologies were acquired by Invitrogen Corporation ("Invitrogen") in a merger completed in September 2000. The Company sold its shares of Dexter common stock prior to the merger and also sold all of the Invitrogen common stock that it received in the merger for its Life Technologies shares, resulting in net gains, after expenses, in 2000 of $127.6 million. The total gain related to these investments was approximately $150 million, prior to expenses, of which a total of $16.4 million was recognized in 1998 and 1999.

    The total market value of available-for-sale securities at December 31, 2001 was $239.3 million, consisting of $226.9 million of equity securities and $12.4 million of debt securities with maturities of between five and ten years. Included in available-for-sale securities at December 31, 2001 is a $107.2 million investment in Hercules Incorporated ("Hercules"). Such investment represented approximately 9.9% of the outstanding common stock of Hercules at December 31, 2001.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 3.  SHORT-TERM INVESTMENTS -- (CONTINUED)

     "Other income (expense), net," includes total investment income (losses) of $16.1, $157.1 and $(9.4) million in 1999, 2000 and 2001, respectively. The investment income (losses) consist of $17.9, $163.3 and $(10.3) million of net realized and certain unrealized gains (losses) on securities in 1999, 2000 and 2001, respectively, and $(1.8), $(6.2) and $0.9 million, respectively, of net interest, dividends and investment-related expenses. In 2001, investment losses include a write-down to fair value of $29.1 million for certain available-for-sale securities sold shortly after the balance sheet date. The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method.

    As of December 31, 2000 and 2001, the market value of the Company's equity securities held long was $486.8 and $296.0 million, respectively, and the Company had $251.2 and $57.5 million, respectively, of short positions in common stocks, based on market value. The Company enters into equity-related financial instruments as a means to manage its exposure to market fluctuations on its short-term investments. As of December 31, 2000 and 2001, the value of equity-related long contracts was $40.1 and $13.5 million, respectively, and the value of equity-related short contracts was $0 and $7.2 million, respectively, both of which are marked-to-market each month, with unrealized gains and losses included in the results of operations. The market values referred to above are based on quotations as reported by various stock exchanges and major broker/dealers. With respect to its investments in securities, the Company is exposed to the risk of market loss.


NOTE 4.  (PROVISION) BENEFIT FOR RESTRUCTURING

    In January 1999, the Company announced a restructuring program that included the shutdown of its butanediol production unit at its Calvert City, Kentucky manufacturing facility, the write-down to fair value of the butanediol production assets at its Texas City and Seadrift, Texas manufacturing facilities, the write-off of fixed asset costs related to a terminated European expansion project and the consolidation of offices in its European operations. Accordingly, the Company recorded a one-time provision for restructuring and impairment loss against operating income in 1998 totaling $73.0 million.

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

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 4.  (PROVISION) BENEFIT FOR RESTRUCTURING -- (CONTINUED)

    The components of the $14.4 million provision for restructuring in 2000 are as follows:

                                                                    TEXAS CITY/
                                                      BELLEVILLE     SEADRIFT
                                                     ------------   -----------
                                                             (MILLIONS)
    Write-off of production assets .................      $10.4        $0.4
    Accrual for severance costs ....................        0.9         0.7
    Accrual for decommissioning and remediation ....       --           1.4
    Accrual for other related costs ................        0.6          --
                                                       ---------      ------
    Total provision ................................      $11.9        $2.5
                                                       =========      ======

    Of the total $14.4 million restructuring provision, $3.6 million represented cash costs to be incurred, including severance costs of $0.9 million for 33 plant management, supervisors and operators to be terminated at the Belleville plant and severance costs of $0.7 million for 10 supervisors and operators at the Texas City and Seadrift plants. As a result of the write-off of property, plant and equipment, the Company's depreciation expense was lowered by approximately $1.4 million per year.

    In 2001, $1.1 million of costs were charged against the Belleville reserve and $0.4 million of this reserve was reversed, representing an excess severance reserve and reserve for other related costs. This program was completed in the fourth quarter of 2001. In 2001, $2.0 million of costs were charged against the Texas City/Seadrift reserve and $0.1 million of this reserve was reversed, representing an excess severance reserve. This program was completed in the fourth quarter of 2001.


NOTE 5.  GAINS ON CONTRACT AND INSURANCE SETTLEMENTS

    In the first quarter of 2000, the Company received $3.5 million from the settlement of a pre-1997 contract termination dispute relating to the Company's Mineral Products segment. In 2001, the Company recorded a $1.6 million gain for an anticipated receipt of an insurance settlement related to an industrial accident in 2001 at one of the Company's manufacturing facilities.


NOTE 6.  DISPOSITION OF ASSETS

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


NOTE 7.  DISCONTINUED OPERATION

    On October 1, 1999, the Company sold the stock of its Filter Products subsidiaries to Hayward Industrial Products, Inc. for a purchase price of $62.0 million. The gain on the sale was $23.5 million, after income taxes of $12.7 million. Accordingly, the Filter Products business segment is reported as a discontinued operation in the Consolidated Financial Statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)





NOTE 7.  DISCONTINUED OPERATION -- (CONTINUED)

     Summary operating results for the Filter Products business are as follows:

                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                               1999
                                                           -----------
                                                           (THOUSANDS)
    Net sales ............................................. $28,730
                                                           ========
    Income before income taxes ............................ $ 2,726
    Income taxes ..........................................    (957)
                                                           --------
    Net income ............................................ $ 1,769
                                                           ========


NOTE 8.  INCOME TAXES

    Income tax (provision) benefit from continuing operations consists of the following:


                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1999         2000           2001
                                                 -------       ---------       -------
                                                              (THOUSANDS)
Federal:
  Current .................................      $ (1,342)     $ (3,296)       $ (930)
  Deferred ................................       (10,403)      (35,258)        8,794
                                                 --------      --------        -------
    Total Federal .........................       (11,745)      (38,554)        7,864
                                                 --------      --------        -------

Foreign:
  Current .................................       (16,830)      (17,466)       (7,318)
  Deferred ................................         5,185         9,076           416
                                                 -------        -------        ------
    Total foreign .........................       (11,645)       (8,390)       (6,902)
                                                 --------       -------        ------
State and local:
  Current .................................        (2,586)       (3,455)         (840)
  Deferred ................................          (846)         (470)         (472)
                                                 --------       -------        ------
    Total state and local .................        (3,432)       (3,925)       (1,312)
                                                 --------       -------        ------
Income tax provision ......................      $(26,822)     $(50,869)       $ (350)
                                                 ========      ========        ======


    The differences between the income tax provision computed by applying the statutory Federal income tax rate to pre-tax income, and the income tax provision reflected in the Consolidated Statements of Income are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1999         2000           2001
                                                 -------       ---------       -------
                                                              (THOUSANDS)
Statutory tax provision .......................  $(26,746)    $(50,741)       $  (335)
Impact of:
  Foreign operations ..........................     4,388        5,768          5,787
  State and local taxes, net of Federal benefits   (2,231)      (2,552)          (853)
  Nondeductible goodwill amortization ..........   (5,723)      (5,668)        (5,826)
  Percentage depletion .........................    1,943        1,521            659
  Other, net ..................................     1,547          803            218
                                                ---------       --------      --------
Income tax provision ..........................  $(26,822)    $(50,869)        $ (350)
                                                ==========    =========       =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8.  INCOME TAXES -- (CONTINUED)

    The components of the net deferred tax liability are as follows:

                                                             DECEMBER 31,
                                                      --------------------------
                                                        2000             2001
                                                      --------        ----------
                                                            (THOUSANDS)
Deferred tax liabilities related to:
  Property, plant and equipment ...................   $101,959        $107,818
  Other ...........................................     78,212          30,102
                                                      --------        --------
    Total deferred tax liabilities ................    180,171         137,920
                                                      --------        --------
Deferred tax assets related to:
  Expenses not yet deducted for tax purposes ......    (23,742)        (22,478)
  Carryover AMT and R&D credits ...................    (11,970)        (14,391)
  Other ...........................................    (22,672)        (24,683)
                                                      --------        --------
    Total deferred tax assets .....................    (58,384)        (61,552)
                                                      --------        --------
Net deferred tax liability ........................    121,787          76,368
Deferred tax assets reclassified to other
 current assets ...................................     29,394          32,929
                                                      --------        --------
Noncurrent deferred tax liability .................   $151,181        $109,297
                                                      ========        ========

    The Company and certain of its subsidiaries were parties to tax sharing agreements with members of the consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group"), in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Until January 1, 1997, the Company and its subsidiaries were members of the G-I Holdings Group. Therefore, such tax sharing agreements are no longer applicable with respect to the tax liabilities of the Company and its subsidiaries for periods subsequent to January 1, 1997. The Company and certain of its subsidiaries remain obligated, however, with respect to tax liabilities imposed or that may be imposed for periods prior to such date. Among other things, those tax sharing agreements provide for the sharing of the G-I Holdings Group's consolidated tax liability based on each member's share of the tax as if such member filed on a separate basis. Accordingly, a payment of tax would be made to G-I Holdings equal to the Company's allocable share of the G-I Holdings Group's consolidated tax liability.

    On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. See Note 19.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 9.  ACQUISITIONS

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

    On June 7, 2001, the Company completed the acquisition of substantially all of the assets of FineTech Ltd. ("FineTech"), a pharmaceutical research company based in Haifa, Israel. FineTech specializes in the design of proprietary synthetic routes and methodologies used in the production of highly complex and valuable organic compounds for the pharmaceutical industry. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable assets acquired, including $9.5 million of intangible assets, and the excess was recorded as goodwill, pending management's valuation of the fair values of the net assets acquired as of the date of acquisition. The results of the FineTech business, including sales of $2.2 million in 2001, are included in the Company's results from the date of its acquisition and were not material to 2001 operations.

    On December 31, 2001, the Company's wholly owned subsidiary, ISP (Canada) Inc. completed the acquisition of the industrial biocides business of Degussa Corporation. The industrial biocides business manufactures FUNGITROL(R) fungicides, NUOSEPT(R) preservativES, NUOCIDE(R) fungicides and algaecides, and BIOTREND(R) biocides. The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the estimated fair value of the identifiable assets acquired, including $6.3 million of intangible assets, and the excess was recorded as goodwill, pending management's valuation of the fair values of the net assets acquired as of the date of acquisition. The results of the industrial biocides business will be included in the Company's results from the date of its acquisition. This business had sales of approximately $27 million in 2001.


NOTE 10.  SALE OF ACCOUNTS RECEIVABLE

    In October 2001, the Company entered into a new agreement for the sale of its domestic receivables, under which the company sells certain of its trade accounts receivable without recourse. This agreement replaces the previous agreement which terminated in October 2001. The new agreement has a termination date of October 2004 and provides for up to $40.0 million in cash to be made available to the Company based on eligible receivables outstanding from time to time. The excess of accounts receivable sold over the net proceeds received is included in "Accounts receivable, other." The effective cost to the Company varies with LIBOR or commercial paper rates and is included in "Other income (expense), net" and amounted to $2.5, $2.3 and $1.9 million in 1999, 2000 and 2001, respectively.


NOTE 11.  INVENTORIES

    Inventories comprise the following:

                                                  DECEMBER 31,
                                          ---------------------------
                                            2000               2001
                                          --------           --------
                                                  (THOUSANDS)
Finished goods ........................   $ 93,356           $119,124
Work-in-process .......................     29,022             37,332
Raw materials and supplies ............     28,570             34,126
                                          --------           --------
Inventories ...........................   $150,948           $190,582
                                          ========           ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)


NOTE 11.  INVENTORIES -- (CONTINUED)

    At December 31, 2000 and 2001, $38.7 and $60.1 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used to value these inventories, they would have been $0.1 million lower at December 31, 2000 and $3.7 million higher at December 31, 2001.


NOTE 12.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment, net, comprises the following:



                                                        DECEMBER 31,
                                                  --------------------------
                                                   2000              2001
                                                  --------          --------
                                                        (THOUSANDS)
Land and land improvements .................    $ 78,236           $ 80,594
Buildings and building equipment ...........     105,279            111,347
Machinery and equipment ....................     630,751            689,132
Construction in progress ...................      60,326             45,592
                                               ----------          --------
  Total ....................................     874,592            926,665
Less accumulated depreciation ..............    (311,619)          (365,821)
                                               ----------          --------
Property, plant and equipment, net .........   $ 562,973           $560,844
                                               ==========          ========

    See Note 19 for information regarding capital leases.


NOTE 13.  LONG-TERM DEBT AND LINES OF CREDIT

    Long-term debt comprises the following:




                                                          DECEMBER 31,
                                                  ----------------------------
                                                      2000             2001
                                                  -----------       ----------
                                                           (THOUSANDS)
9 3/4% Senior Notes due February 2002 ...........    $199,871       $       --
9% Senior Notes due October 2003 ................     324,638          307,858
Senior Credit Facilities: .......................
  Term loan expiring June 2008 ..................          --          223,875
  Revolving credit facility .....................     196,000           95,250
10 5/8% Senior Secured Notes due 2009 ...........          --          200,000
10 1/4% Senior Subordinated Notes due 2011 ......          --          402,536
Obligation on mortgaged property, due January 2001     28,125               --
Obligations under capital leases (Note 19) ......         533              271
Other ...........................................          32               32
                                                    ---------       ----------
  Total long-term debt ..........................     749,199        1,229,822
Less current maturities .........................    (224,419)        (310,265)
                                                    ---------       ----------
Long-term debt less current maturities ..........    $524,780       $  919,557
                                                    =========       ==========

    On June 27, 2001, ISP Chemco and three of its wholly owned subsidiaries jointly issued $205.0 million aggregate principal amount of 10 1/4% Senior Subordinated Notes due 2011 (the "2011 Notes"). The net proceeds of $197.3 million, after discount and fees, were placed in a restricted cash escrow account and used to retire the Company's 9 3/4% Senior Notes due 2002 (the "2002 Notes"). During the third quarter of 2001, the Company retired $19.9 million of the 2002 Notes, and the remaining $180.0 million of the 2002 Notes were retired on or prior to October 15, 2001. On July 31, 2001, ISP Chemco and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 13.  LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

terms as the 2011 Notes issued in June 2001. The net proceeds were $98.9 million, including $0.9 million of accrued interest from June 27, 2001 to the date of issuance, of which $98.0 million were placed in a restricted cash escrow account and used to retire a portion of the Company's 9% Senior Notes due 2003 (the "2003 Notes").

    On November 13, 2001, ISP Chemco and those same three wholly owned subsidiaries jointly issued an additional $100.0 million aggregate principal amount of the 2011 Notes. These notes have the same terms as the 2011 Notes issued in June 2001 except with respect to interest accrual and registration rights. The net proceeds of $101.0 million were placed in a restricted cash escrow account and used to retire a portion of the 2003 Notes. The Company retired $16.9 million aggregate principal amount of the 2003 Notes in 2001. On January 14, 2002, the Company redeemed the remaining $307.9 million aggregate principal amount of the 2003 Notes. The Company will record an after-tax extraordinary charge of $4.7 million in the first quarter of 2002 in connection with this redemption.

    The 2011 Notes are guaranteed by substantially all of ISP Chemco's domestic subsidiaries. The 2011 Notes were issued under an indenture which, among other things, limits the ability of ISP Chemco and its subsidiaries, except its accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments.

    In a related transaction, ISP Chemco and its three subsidiaries which issued the 2011 Notes also entered into $450.0 million of new senior secured credit facilities (the "Senior Credit Facilities"), the initial borrowings under which were used to repay amounts outstanding under the Company's previous credit facility. The Senior Credit Facilities are comprised of a $225.0 million term loan with a maturity of seven years and a $225.0 million revolving credit facility which will terminate in five years. The revolving credit facility includes a borrowing capacity not in excess of $50.0 million for letters of credit. All borrowings under the Senior Credit Facilities are based on either an alternate base rate (based on the banks' base rate or on the federal funds rate) or on the eurodollar rate plus a margin based on the ratio of ISP Chemco's total consolidated debt to EBITDA (as defined in the Senior Credit Facilities). The average interest rate at December 31, 2001 on borrowings under the Senior Credit Facilities was 5.3%. The Senior Credit Facilities require compliance with various financial covenants, including a total debt leverage maintenance ratio, a senior debt leverage maintenance ratio, an interest coverage ratio and a minimum adjusted net worth. At December 31, 2001, ISP Chemco and its subsidiaries were in compliance with these covenants. As of December 31, 2001, $95.3 million of borrowings and $5.6 million of letters of credit were outstanding under the revolving credit facility. In addition, the Senior Credit Facilities limit the ability of ISP Chemco and its subsidiaries, except its accounts receivable subsidiary and certain immaterial subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or make certain other restricted payments and restricted investments. ISP Chemco and substantially all of its domestic subsidiaries are designated as obligors under the Senior Credit Facilities. The obligations of the obligors under the Senior Credit Facilities are secured by a first-priority security interest in 100% of the capital stock of ISP Chemco's domestic subsidiaries and 66% of the capital stock of some of ISP Chemco's foreign subsidiaries, and substantially all of the real and personal property of the obligors, except for the Company's accounts receivable subsidiary and certain immaterial subsidiaries.

    On December 13, 2001, Holdings issued $200.0 million principal amount of 10 5/8% Senior Secured Notes due 2009 (the "2009 Notes"). The net proceeds from this issuance were approximately $194.3 million, of which $125.7 million were placed in a restricted cash escrow account and used to retire the remaining 2003 Notes on January 14, 2002. The 2009 Notes are secured by a first priority lien on all of the outstanding capital stock of ISP Chemco. The 2009 Notes are structurally subordinated to all liabilities of Holdings' subsidiaries. The 2009 Notes were issued under an indenture which, among other things, limits the ability of Holdings and its subsidiaries, except unrestricted subsidiaries, to incur additional debt, issue preferred stock, incur liens, and pay dividends or

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)





NOTE 13.  LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

make certain other restricted payments and restricted investments. ISP Investco, its subsidiaries, the Company's accounts receivable subsidiary and certain immaterial subsidiaries have been designated as unrestricted subsidiaries under the indenture related to the 2009 Notes.

    In October 1996, the Company issued $325 million principal amount of the 2003 Notes. As discussed above, the Company redeemed the remaining 2003 Notes on January 14, 2002.

    Borrowings by the Company's subsidiaries, including those under the Senior Credit Facilities, are subject to the application of certain financial covenants contained in such agreement and in the indentures relating to the 2009 and 2011 Notes. As of December 31, 2001, the Company's subsidiaries were in compliance with such covenants, and the application of such covenants would not have restricted available borrowings under the Senior Credit Facilities.

    The Senior Credit Facilities and the indentures governing the 2009 and 2011 Notes contain additional affirmative and negative covenants affecting some of the Company's subsidiaries, including restrictions on transactions with affiliates, sale-leaseback transactions, mergers and transfers of all or substantially all of those subsidiaries' assets. Additionally, in the event the holders of the 2009 Notes were to foreclose on ISP Chemco's capital stock following an event of default under those notes, the sale of the capital stock would constitute a change of control of ISP Chemco. Under the indenture governing the 2011 Notes, if a change of control of ISP Chemco occurs, ISP Chemco is obligated to make an offer to repurchase the 2011 Notes from their respective holders. The terms of the Senior Credit Facilities, however, prohibit the repayment of the 2011 Notes in that event, unless and until such time as the indebtedness under the Senior Credit Facilities is repaid in full. Failure to make such repayment upon a change of control would result in a default under the 2011 Notes. A change of control of ISP Chemco would also result in a default under the Senior Credit Facilities. In the event of a default under the indenture governing the 2011 Notes or under the Senior Credit Facilities, the holders of the 2011 Notes or the lenders under the Senior Credit Facilities, as the case may be, could elect to accelerate the maturity of all the 2011 Notes or the loans under the Senior Credit Facilities. Those events could have a material adverse effect on the Company's financial condition and results of operations.

    At December 31, 2000, the Company had a $28.1 million mortgage obligation on its headquarters property. This mortgage was repaid in January 2001. Interest on the mortgage was at a floating rate based on LIBOR.

    The Company believes that the fair value of its non-public variable rate indebtedness approximates the book value of such indebtedness because the interest rates on such indebtedness are at floating short-term rates. With respect to the Company's publicly traded debt securities, the Company has obtained estimates of fair values from an independent source believed to be reliable. The estimated fair value of the 2002 Notes as of December 31, 2000 was $165.9 million, the estimated fair value of the 2003 Notes as of December 31, 2000 and 2001 was $246.7 and $312.5 million, respectively, and the estimated fair value of the 2009 Notes and the 2011 Notes as of December 31, 2001 was $200.3 and $418.6 million, respectively.

    The aggregate maturities of long-term debt as of December 31, 2001 for the next five years are as follows:

                                                               (THOUSANDS)
                                                           -------------------
    2002 ................................................      $310,265
    2003 ...............................................          2,390
    2004 ...............................................          2,253
    2005 ...............................................          2,252
    2006 ...............................................        149,812

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)



NOTE 13.  LONG-TERM DEBT AND LINES OF CREDIT -- (CONTINUED)

    In the above table, maturities in 2002 include the $307.9 million of 2003 Notes which were redeemed on January 14, 2002, based on their accreted value as of December 31, 2001. Maturities in 2006 include the $95.3 million of borrowings outstanding under the revolving credit facility, based on the expiration of the revolving credit facility in June 2006, and $54.6 million of maturities relating to the term loan under the Senior Credit Facilities. Maturities for each of the years 2002 through 2005 include $2.3 million of maturities relating to such term loan.

    At December 31, 2001, the Company's foreign subsidiaries had total available short-term lines of credit aggregating $2.8 million, of which $2.7 million were unused. Short-term borrowings at December 31, 2000 were $143.7 million. The weighted-average interest rate on those borrowings was 7.0%. Short-term borrowings at December 31, 2001 were not significant.

NOTE 14.  BENEFIT PLANS

    Eligible, full-time employees of the Company are covered by various benefit plans, as described below.


  DEFINED CONTRIBUTION PLAN

    The Company provides a defined contribution plan for eligible employees. The Company contributes up to 7% of participants' compensation (any portion of which can be contributed, at the participants' option, in the form of the Company's common stock), and also contributes fixed amounts, ranging from $50 to $750 per year depending on age, to the accounts of participants who are not covered by a Company-provided postretirement medical benefit plan. The aggregate contributions by the Company were $8.1, $7.7 and $7.3 million for 1999, 2000 and 2001, respectively.


  DEFINED BENEFIT PLANS

    The Company provides a noncontributory defined benefit retirement plan for certain hourly employees in the United States (the "Hourly Retirement Plan"). Benefits under this plan are based on stated amounts for each year of service. The Company's funding policy is consistent with the minimum funding requirements of ERISA.

    ISP Marl GmbH, a wholly owned subsidiary of the Company, provides a noncontributory defined benefit retirement plan for its hourly and salaried employees (the "ISP Marl Plan"). Benefits under this plan are based on average earnings over each employee's career with the Company.

    The Company's net periodic pension cost (income) for the Hourly Retirement Plan and the ISP Marl Plan included the following components:


                             HOURLY RETIREMENT PLAN         ISP MARL PLAN
                            ------------------------   ------------------------
                              YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                            ------------------------   ------------------------
                             1999     2000     2001     1999     2000     2001
                            ------   ------   ------   ------    -----    ----
                                                 (THOUSANDS)
Service cost .............  $  310  $   247  $   247     $176     $ 99     $133
Interest cost ............   1,678    1,811    1,932      236      132      220
Expected return on
  plan assets ............  (2,314)  (2,633)  (3,084)      --       --       --
Amortization of
  actuarial losses .......     215       40       36       12       --       --
Amortization of
 unrecognized
  prior service cost .....     174      190      190       11        7        8
                            ------  -------  -------    -----     ----     ----
Net periodic pension
   cost (income) .........  $   63  $  (345) $  (679)    $435     $238     $361
                            ======  =======  =======    =====     ====     ====

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14.  BENEFIT PLANS -- (CONTINUED)

    The following tables set forth, for the years 2000 and 2001, reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the Hourly Retirement Plan and the ISP Marl Plan:

                                     HOURLY RETIREMENT PLAN    ISP MARL PLAN
                                     ---------------------  -------------------
                                           DECEMBER 31,        DECEMBER 31,
                                       ------------------   --------------------
                                         2000      2001       2000        2001
                                       --------  --------   --------     ------
                                                      (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at
    beginning of year ................   $23,429  $25,406    $ 3,796    $ 3,165
  Service cost .......................       247      247         99        133
  Interest cost ......................     1,811    1,932        132        220
  Plan amendments ....................       236       --         --         --
  Actuarial (gains) losses ...........     1,028    1,707       (862)       128
  Benefits paid ......................    (1,345)  (1,416)        --         --
                                       ---------- --------   -------    -------
  Benefit obligation at end of year       25,406   27,876      3,165      3,646
                                       ---------  --------   -------    -------
Change in plan assets:
  Fair value of plan assets
  at beginning of year ...............    23,661   28,132        --          --
  Actual return on plan assets .......     3,959    2,467        --          --
  Employer contributions .............     1,857    1,308        --          --
  Benefits paid ......................    (1,345)  (1,416)       --          --
                                       ---------  --------   -------    -------
  Fair value of plan assets at
    end of year ......................    28,132   30,491        --          --
                                       ---------  --------   -------    -------
Reconciliation of funded status:
  Funded status ......................     2,726    2,615     (3,165)    (3,646)
  Transition obligation ..............        --       --         96        123
  Unrecognized prior service cost ....     1,109      919         --         --
  Unrecognized actuarial (gains) losses    2,299    4,587        (64)       110
                                       --------- --------    -------    -------
Net amount recognized in
 Consolidated Balance Sheets
  as (accrued) prepaid benefit cost ..   $ 6,134  $ 8,121    $(3,133)   $(3,413)
                                       ========= ========    =======    =======

    In determining the projected benefit obligation, the weighted-average assumed discount rate was 7.50% and 7.25% for 2000 and 2001, respectively, for the Hourly Retirement Plan, and was 6.5% for each year for the ISP Marl Plan. The expected long-term rate of return on assets, used in determining net periodic pension cost (income) for the Hourly Retirement Plan, was 11% for 2000 and 2001 and was 7% for each year for the ISP Marl Plan.

    The Company also provides a nonqualified defined benefit retirement plan for certain key employees. Expense accrued for this plan was $0.9, $1.2 and $0.7 million for 1999, 2000 and 2001, respectively.

    In connection with the Company's Supplemental Executive Retirement Plan and postretirement medical and life insurance plan, the Company owns certain life insurance policies with a face value of $98.9 million at December 31, 2001. These policies had a cash surrender value of $38.3 and $41.4 million at December 31, 2000 and 2001, respectively, and policy loans of $36.8 and $39.7 million, respectively. The net cash surrender value at December 31, 2000 and 2001 was $1.5 and $1.7 million, respectively, and is included in "Other assets."

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14.  BENEFIT PLANS -- (CONTINUED)


  POSTRETIREMENT MEDICAL AND LIFE INSURANCE

    The Company generally does not provide postretirement medical and life insurance benefits, although it subsidizes such benefits for certain employees and certain retirees. Such subsidies were reduced as of January 1, 2000.

    The  net  periodic   postretirement  benefit  cost  included  the  following
components:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                    1999     2000      2001
                                                  -------  --------   -------
                                                           (THOUSANDS)
Service cost ...................................   $   7     $ 109     $ 123
Interest cost ..................................     608       576       679
Amortization of actuarial loss ................       --        --        64
Amortization of unrecognized prior service cost     (179)     (284)     (284)
                                                   -----     -----     -----
Net periodic postretirement benefit cost ......    $ 436     $ 401     $ 582
                                                   =====     =====     =====

    The following table sets forth, for the years 2000 and 2001, reconciliations of the beginning and ending balances of the postretirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to postretirement medical and life insurance benefits:

                                                               DECEMBER 31,
                                                           ---------------------
                                                             2000         2001
                                                           -------      --------
                                                               (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year ..............   $ 7,640      $ 8,168
  Service cost .........................................       109          123
  Interest cost ........................................       576          679
  Effect of plan amendments ............................    (1,750)          --
  Actuarial losses .....................................     2,051        1,356
  Benefits paid, net of participant contributions ......      (458)        (565)
                                                           -------      -------
  Benefit obligation at end of year ....................     8,168        9,761
                                                           -------      -------

Change in plan assets:
  Fair value of plan assets at beginning of year .......        --           --
  Employer contributions ...............................       458          565
  Benefits paid, net of participant contributions ......      (458)        (565)
                                                           -------      -------
 Fair value of plan assets at end of year .............         --           --
                                                           -------      -------

Reconciliation of funded status:
  Funded status ........................................    (8,168)      (9,761)
  Unrecognized prior service cost ......................    (2,440)      (2,157)
  Unrecognized actuarial losses ........................       842        2,135
                                                           -------      -------
    Net amount recognized in Consolidated
     Balance Sheets as accrued
      benefit cost .....................................   $(9,766)     $(9,783)
                                                           =======      =======

    For purposes of calculating the accumulated postretirement benefit obligation, the following assumptions were made. Retirees as of December 31, 2001 who were formerly salaried employees (with certain exceptions) were assumed to receive a Company subsidy of $400 to $1,000 per year. For retirees over age 65, this subsidy may be replaced by participation in a managed care program. With respect to retirees who were formerly hourly

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 14.  BENEFIT PLANS -- (CONTINUED)

employees, most such retirees are subject to a $5,000 per person lifetime maximum benefit. Subject to such lifetime maximum, a 9% and 6% annual rate of increase in the Company's per capita cost of providing postretirement medical benefits was assumed for 2001 for such retirees under and over age 65, respectively. To the extent that the lifetime maximum benefits have not been reached, the foregoing rates were assumed to decrease gradually to an ultimate rate of 5% and 6%, respectively, by the year 2009 and remain at that level thereafter. The weighted-average assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.50% and 7.25% for 2000 and 2001, respectively.

    The health care cost trend rate assumption has an effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 and 2001 by $156,000 and $25,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2000 and 2001 by $11,000 and $2,000, respectively. A decrease of one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 and 2001 by $138,000 and $22,000, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for the years 2000 and 2001 by $10,000 and $2,000, respectively.


NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS

    The 1991 Incentive Plan for Key Employees and Directors, as amended (the "1991 Plan"), authorized the grant of options to purchase a maximum of 13,000,000 shares of the Company's common stock. The Compensation Committee of the Board of Directors (the "Committee") determined the exercise price and vesting schedule of options granted under the 1991 Plan. In 1995 through 1999, the Company granted options to certain employees to purchase an aggregate of 3,217,020 shares of the Company's common stock at exercise prices ranging from $.625 to $5.625 below the fair market value of such shares on the date of grant. The difference between the exercise price and the fair market value of such shares on the date of grant is being recognized as compensation expense over the vesting period of 2 1/2 to 5 years. Compensation expense for such options was $0.8, $0.5 and $0.6 million in 1999, 2000 and 2001, respectively. All other employee options granted under the 1991 Plan have a term of nine years, have an exercise price equal to the fair market value of such shares on the date of grant and become exercisable at a rate determined by the Committee at the time of grant. Special vesting rules apply to options granted to non-employee directors. The 1991 Plan expired in accordance with its terms in June 2000, and no additional options will be granted under the 1991 Plan.

    Effective July 1, 2000, the Company adopted the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"), which was approved by stockholders in May 2001. The 2000 Plan authorizes the grant of options to purchase a maximum of 200,000 shares of the Company's common stock. Under the 2000 Plan, each non-employee director is granted a non-qualified stock option to purchase 5,000 shares of common stock (the "Initial Option") on the date such person becomes an eligible director and an additional non-qualified option to purchase 3,000 shares of common stock (an "Additional Option") on each anniversary of the date of grant of the Initial Option. The term of each option granted is nine years. Initial Options are subject to a three-year vesting period, commencing on the first anniversary of the date of grant, and Additional Options are subject to a one-year vesting period, becoming exercisable in full on the first anniversary of the date of grant. The exercise price of the options is equal to the fair market value of such shares on the date of grant. During 2000 and 2001, the Company granted 15,000 and 19,000 options, respectively, pursuant to the 2000 Plan, of which 28,000 options were outstanding at December 31, 2001.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)





NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS -- (CONTINUED)

    The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the 1991 Plan and the 2000 Plan (collectively, the "Plans"). If the Company had elected to recognize compensation cost based on the fair value of awards under the Plans at grant dates, the Company's pro forma net income (loss) for the years 1999, 2000 and 2001 would have been $71.2, $91.8 and $(1.3) million, respectively, and pro forma basic earnings (loss) per share would have been $1.04, $1.35 and $(.02), respectively. The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

    The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6%; expected life of 6 years; expected volatility of 24%; and dividend yield of 0%.

    The following is a summary of transactions pertaining to the Plans:

                           YEAR ENDED         YEAR ENDED         YEAR ENDED
                        DECEMBER 31, 1999  DECEMBER 31, 2000  DECEMBER 31, 2001
                      -------------------- ----------------  -------------------
                                WEIGHTED           WEIGHTED           WEIGHTED
                                 AVERAGE            AVERAGE            AVERAGE
                        SHARES  EXERCISE   SHARES  EXERCISE   SHARES  EXERCISE
                        (000'S)   PRICE    (000'S)   PRICE    (000'S)   PRICE
                       -------  --------  -------  --------  --------  --------
Outstanding, January 1   6,989   $12.06     8,028   $10.93     4,625   $10.50
Granted ..............   3,468     9.47        20     6.12        19     8.68
Exercised ............    (292)    7.03       (87)    6.40      (208)    7.17
Exchanged for Incentive
  Plan Units..........      --       --    (2,033)   10.94        --       --
Forfeited ............  (2,137)   12.78    (1,303)   11.62      (570)   11.71
                       -------            -------            ------
Outstanding,
 December 31 .........   8,028    10.93     4,625    10.50     3,866    10.49
                       =======            =======            =======
Options exercisable,
  December 31 ........   3,162    10.81     2,669    10.24     3,158    10.48
                       =======            =======            =======

    Based on calculations using the Black-Scholes option-pricing model, the weighted-average fair value of options granted in 1999, 2000 and 2001 under the Plans for which the exercise price equaled the fair market value of such shares on the date of grant was $2.91, $1.81 and $4.06 per share, respectively, and such weighted-average fair value of options granted in 1999 for which the exercise price was less than the fair market value of such shares on the date of grant was $5.64; all options granted in 2000 and 2001 were at exercise prices equal to the fair market value at the date of grant.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS -- (CONTINUED)

    The following is a summary of the status of stock options outstanding and exercisable under the Plans as of December 31, 2001:

                                  STOCK OPTIONS               STOCK OPTIONS
                                   OUTSTANDING                 EXERCISABLE
                         --------------------------------   -------------------
                                               WEIGHTED
                                    WEIGHTED    AVERAGE               WEIGHTED
                                     AVERAGE   REMAINING               AVERAGE
RANGE OF                   SHARES   EXERCISE  CONTRACTUAL   SHARES    EXERCISE
EXERCISE PRICES            (000'S)    PRICE      LIFE       (000'S)     PRICE
---------------          --------- ---------- -----------   -------   ---------
$ 3.781 - $ 5.875 ......     270     $ 4.69    3.65 years      153     $ 4.83
$ 5.876 - $ 8.938 ......     882       7.47    2.01 years      866       7.46
$ 8.939 - $13.313 ......   2,031      10.84    5.29 years    1,609      11.00
$13.314 - $18.625 ......     683      15.64    5.45 years      530      15.50
                          ------                            ------
Total .................    3,866      10.49    4.45 years    3,158      10.48
                          ======                            ======

    In February 2000, the Company adopted the 2000 Long Term Incentive Plan (the "Incentive Plan"), which authorizes the grant of incentive units ("Incentive Units") to eligible Company employees. The Incentive Plan is administered by the Committee, which in its sole discretion determines the number of Incentive Units to be granted to each employee. Generally, Incentive Units vest cumulatively, in 20% increments over five years, or in 10% increments every six months over five years. The value of Incentive Units is determined at the end of each fiscal quarter based on total Stockholders' Equity (excluding accumulated other comprehensive income and losses) divided by total common shares outstanding. The Incentive Plan will terminate five years after its effective date of February 2000, unless terminated sooner by the Committee.

    In 2000, employees exchanged an aggregate of 2,032,994 stock options granted under the 1991 Plan (discussed above) for an aggregate of 1,508,062 Incentive Units. An additional 2,052,725 Incentive Units were granted during 2000. At December 31, 2000, 3,342,049 Incentive Units were outstanding. In 2001, 1,272,751 Incentive Units were granted, and as of December 31, 2001, 4,206,614 Incentive Units were outstanding. Compensation expense for such Incentive Units was $2.0 and $3.8 million in 2000 and 2001, respectively.

    In 2000 and 2001, the Company issued restricted stock awards to two executives for 230,000 and 20,000 shares, respectively, of the Company's common stock pursuant to individual plan agreements. Such shares were issued subject to certain conditions with respect to transfer and other restrictions as prescribed by the plans. The restricted shares vest over a period of four to five years. Upon the issuance of the restricted shares, unearned compensation, equivalent to the market price of the shares on the date of grant, in the amount of $1.3 and $0.2 million in 2000 and 2001, respectively, was charged to Stockholders' Equity and is being amortized to compensation expense as the shares vest. Compensation expense in 2001 related to these restricted shares was $0.3 million. Also in 2000 and 2001, the Company granted two executives stock bonus awards totaling 75,000 and 13,055 shares, respectively, of the Company's common stock and, in connection with such awards and the vesting of the restricted stock awards, also made loans totaling $167,000 and $160,000, respectively, to such executives to enable them to satisfy certain withholding tax obligations. These loans are evidenced by recourse promissory notes that bear interest at the rate of 6.45% per annum. The loans in 2000 for $167,000 were repaid on April 15, 2001. The loans in 2001 for $160,000 were converted to demand notes with interest at the Applicable Federal Rate for Short Term Instruments. The value of the stock awards on the date of issuance, totaling $455,000 and $100,000, was charged to compensation expense in 2000 and 2001, respectively. The excess of the cost of the treasury stock issued over the market value of the shares on the date of the awards, totaling $275,000 and $18,000, respectively, and the loans of $167,000 and $160,000, were reflected as reductions of "Additional paid-in capital."

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)





NOTE 15. STOCK OPTION AND AWARD PLANS, LONG TERM INCENTIVE PLAN AND STOCK APPRECIATION RIGHTS - (CONTINUED)

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

    As a result of the Merger (see Note 1), ISP Holdings' Preferred Stock option and SAR programs were terminated, and the Company charged $7.9 million against operating income for cash payments made in 1998 for amounts vested at that time. Additional expense is being recorded over the remaining vesting period from the date of the Merger through 2003, including $0.9 million in 1999, $0.4 million in 2000 and $0 in 2001.


NOTE 16.  RELATED PARTY TRANSACTIONS

    Included in the Consolidated Balance Sheets are the following net receivable balances with related parties, which arise from operating transactions between the Company and its affiliates, including the sales of mineral products and the management agreement, as discussed below:

                                                              DECEMBER 31,
                                                        ----------------------
                                                             2000     2001
                                                        ---------- -----------
                                                               (THOUSANDS)
Building Materials Corporation of America ("BMCA") ...     $10,253   $9,301
G-I Holdings ........................................        1,610        2
Other ...............................................         (239)    (294)
                                                         ---------- -----------
Receivable from related parties, net ................      $11,624   $9,009
                                                         ========== ===========

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

    BMCA, an indirect subsidiary of G-I Holdings and an affiliate of the Company, and its subsidiaries purchase all of their colored roofing granules requirements from the Company under a requirements contract, except for the requirements of certain of their roofing plants which are supplied by a third party. Effective January 1, 2002, this contract was extended by the parties to expire on December 31, 2002. In 2001, BMCA and its subsidiaries purchased a total of $63.4 million of mineral products from the Company, representing 8.1% of the Company's total net sales and 78.6% of the Company's net sales of mineral products. Sales by the Company to BMCA and its subsidiaries totaled $57.3 and $59.3 million for 1999 and 2000, respectively. The receivable from BMCA and its subsidiaries for sales of mineral products as of December 31, 2000 and 2001 was $7.7 and $8.8 million, respectively.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)





NOTE 16.  RELATED PARTY TRANSACTIONS -- (CONTINUED)

    Pursuant to a management agreement (the "Management Agreement"), the Company, through a subsidiary, provides certain general management, administrative, legal, telecommunications, information and facilities services to BMCA. Charges by the Company for providing such services aggregated $6.1, $6.1 and $6.8 million for 1999, 2000 and 2001, respectively, and are reflected as reductions of "Selling, general and administrative" expense. Such charges consist of management fees and other reimbursable expenses attributable to, or incurred by the Company for the benefit of, the respective parties, which are based on an estimate of the costs the Company incurs to provide such services. The receivable for such management fees as of December 31, 2000 and 2001 was $1.5 and $0.5 million, respectively. The Management Agreement also provides that the Company pay to a subsidiary of G-I Holdings lease payments for the use of one of the Company's sales offices. Effective January 1, 2001, the Management Agreement was amended to extend the term of the agreement through December 31, 2002, to provide for the automatic extension of the agreement for successive quarterly periods unless the agreement is terminated by a party, and to adjust the management fees payable thereunder. The Company and BMCA also allocate a portion of the management fees payable by BMCA under the Management Agreement to separate lease payments for the use of BMCA's headquarters. Based on the services provided by the Company in 2001 under the Management Agreement, the aggregate amount payable to the Company under the Management Agreement for 2002, net of the lease payments to the subsidiary of G-I Holdings, is expected to be approximately $6.0 million.

    In September 1999, the Company granted its President and Chief Executive Officer the right to purchase, and such officer purchased, 318,599 shares of its common stock held in treasury for a purchase price of $9.563 per share, or an aggregate of $3.047 million. Pursuant to the purchase agreement, the Company loaned such officer $3.047 million to purchase the shares of common stock, which loan is evidenced by a recourse demand note with interest at the Applicable Federal Rate for Short Term Instruments. The principal amount of the note is payable in four installments from June 2001 through January 2004. However, if this officer remains continuously employed by the Company through each installment date, the principal amount due on such installment date will be forgiven. As the loan is forgiven, compensation expense is being recorded, including $762,000 in the year 2001. The loan balance outstanding, $2.3 million at December 31, 2001, is reflected as a reduction of "Additional paid-in capital". The difference between the market value of the shares issued of $9.563 per share and the average cost per share in treasury of $9.73 per share, amounting to $53,000, was also reflected as a reduction of "Additional paid-in capital."


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

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17.  BUSINESS SEGMENT INFORMATION -- (CONTINUED)

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

    Sales of Mineral Products to BMCA and its subsidiaries in 1999, 2000 and 2001 accounted for 65.7%, 82.5% and 78.6%, respectively, of the Company's net sales of Mineral Products, representing 7.3%, 7.6% and 8.1%, respectively, of the Company's total net sales. No other customer accounted for more than 5% of the Company's total net sales in 1999, 2000 or 2001.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17.  BUSINESS SEGMENT INFORMATION -- (CONTINUED)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                    1999          2000                2001
                                                                              -------------  -------------       -------------
                                                                                                     (MILLIONS)
Net sales:
  Personal Care .......................................................       $      187.1   $      189.0        $      196.2
  Pharmaceutical, Food and Beverage ...................................              177.3          232.8               234.6
  Performance Chemicals, Fine Chemicals
     and Industrial ...................................................              335.7          290.2               275.7
                                                                              ------------   ------------        ------------
    Total Specialty Chemicals .........................................              700.1          712.0               706.5
  Mineral Products(1) .................................................               87.3           71.9                80.7
                                                                              ------------   ------------        ------------
Net sales .............................................................       $      787.4   $      783.9        $      787.2
                                                                              ============   ============        ============
Operating income(2):
  Personal Care(3) ....................................................       $       47.1   $       33.2        $       34.0
  Pharmaceutical, Food and Beverage ...................................               40.7           48.0                48.5
  Performance Chemicals, Fine Chemicals and Industrial ................               44.0            4.4                18.5
                                                                              ------------   ------------        ------------
    Total Specialty Chemicals .........................................              131.8           85.6               101.0
  Mineral Products ....................................................               16.1            9.4                10.7
                                                                              ------------   ------------        ------------
    Total segment operating income ....................................              147.9           95.0               111.7
  Unallocated corporate office (expenses) income ......................               (1.5)           0.8                 0.4
  (Provision) benefit for restructuring(4) ............................               (0.4)         (14.4)                0.5
                                                                              -------------  ------------        ------------
Total operating income ................................................              146.0           81.4               112.6
Interest expense and other income (expense), net ......................              (69.5)          63.6              (111.6)
                                                                              ------------   ------------        ------------
Income from continuing operations before income taxes .................       $       76.5   $      145.0        $        1.0
                                                                              =============  ============        ============
Assets:
  Specialty Chemicals .................................................       $    1,182.0   $    1,173.3        $    1,251.3
  Mineral Products ....................................................              153.3          152.9               147.5
  General Corporate(5) ................................................              500.0          634.1               773.8
                                                                              -------------  ------------        ------------
Total assets ..........................................................       $    1,835.3   $    1,960.3        $    2,172.6
                                                                              ============   ============        ============
Capital expenditures and acquisitions:
  Specialty Chemicals .................................................       $      101.5   $       53.8        $       95.9
  Mineral Products ....................................................                7.5            4.6                 5.5
                                                                              ------------   ------------        ------------
Total .................................................................       $      109.0   $       58.4        $      101.4
                                                                              ============   ============        ============
Depreciation and amortization of goodwill and intangibles:
  Specialty Chemicals .................................................       $       53.1   $       55.9        $       59.1
  Mineral Products ....................................................               11.4           11.0                10.7
  Unallocated corporate office ........................................                0.4            0.6                 0.5
                                                                              ------------   ------------        ------------
Total .................................................................       $       64.9   $       67.5        $       70.3
                                                                              ============   ============        ============

-------

(1) Includes sales to BMCA and its subsidiaries of $57.3, $59.3 and $63.4 million for 1999, 2000 and 2001, respectively.

(2)  Operating  income  for  1999 and 2000  for the  three  Specialty  Chemicals
     business   segments   has  been   reclassified   to  conform  to  the  2001
     presentation, based on a reallocation of certain manufacturing costs.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 17.  BUSINESS SEGMENT INFORMATION -- (CONTINUED)


(3) Personal Care operating income for the year 1999 includes a pre-tax gain of $8.5 million from the sale of the pearlescent pigments product line. See
    Note 6.

(4) Of the $14.4 million provision for restructuring in 2000, $11.9 million relates to the Personal Care business segment and $2.5 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment. Of the $0.5 million reversal of restructuring reserves in 2001, $0.4 million relates to the Personal Care business segment and $0.1 million relates to the Performance Chemicals, Fine Chemicals and Industrial business segment.

(5) General Corporate assets primarily represent the Company's investments in trading and available-for-sale securities and other short-term investments which, in 2001, are held in a separate wholly owned subsidiary of the Company, ISP Investco Inc., for general corporate purposes and are not allocated to business segments. The year 2001 also includes $307.9 million of restricted cash which was used to redeem the remaining 2003 Notes on January 14, 2002 (see Note 13).


NOTE 18.  GEOGRAPHIC INFORMATION

    Financial information set forth below for foreign operations represents sales and long-lived assets (property, plant and equipment) of foreign-based subsidiaries. Net sales are attributed to countries based on the location of customers and reflect the Company's internal management reporting system.

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------
                                                   1999      2000      2001
                                                ---------  ---------  ---------
                                                           (MILLIONS)
Net sales:
  North America:
    United States ..............................     $410.5   $389.5   $376.9
    Canada .....................................       16.9     21.1     22.0
                                                -----------  --------  --------
      Total North America ......................      427.4    410.6    398.9
                                                ------------ --------  --------
  Europe:
    Germany ....................................       89.0     73.0     78.6
    United Kingdom .............................       39.8     35.6     33.3
    France .....................................       17.3     19.7     21.5
    Italy ......................................       15.9     14.1     15.8
    Spain ......................................       11.4     11.2     13.0
    Belgium ....................................        5.6     10.5     13.1
    Switzerland ................................        7.7      9.3     11.3
    Other European countries ...................       47.4     54.0     54.0
                                                ------------ --------- --------
      Total Europe .............................      234.1    227.4    240.6
                                                ------------ --------- --------
  Asia-Pacific:
    Japan ......................................       24.7     26.3     27.2
    South Korea ................................        9.3     13.9     16.0
    China ......................................       12.7     15.9      9.2
    Australia ..................................       11.5     10.9     10.2
    Taiwan .....................................        9.6     11.7      8.8
    Other Asia-Pacific countries ...............       21.1     21.6     26.8
                                                ------------ --------- -------
      Total Asia-Pacific .......................       88.9    100.3     98.2
                                                ------------ --------- -------
                                      F-43

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 18.  GEOGRAPHIC INFORMATION -- (CONTINUED)

                                                     YEAR ENDED DECEMBER 31,
                                                   --------------------------
                                                     1999     2000     2001
                                                   --------  -------   ------
                                                           (MILLIONS)
  Latin America:
    Mexico ....................................        12.3     19.6     19.4
    Brazil ....................................        12.7     16.6     16.4
    Other Latin American countries ............        12.0      9.4     13.7
                                                   --------  -------   ------
      Total Latin America .....................        37.0     45.6     49.5
                                                   --------  -------   ------
Total net sales ...............................      $787.4   $783.9   $787.2
                                                   ========  =======   ======
Property, plant and equipment, net:
  United States ...............................      $496.1   $495.1   $493.9
  Germany .....................................        48.0     43.7     36.9
  United Kingdom ..............................        11.3     11.3     12.1
  All other foreign countries .................        14.8     12.9     17.9
                                                   --------  -------   ------
Total property, plant and equipment, net ......      $570.2   $563.0   $560.8
                                                   ========  =======   ======

    Approximately 52% of the Company's sales in 2001 were in foreign countries which are subject to currency exchange rate fluctuation risks. See Note 2 for a discussion of the Company's policy to manage these risks. Certain countries in which the Company has sales are subject to additional risks, including high rates of inflation, exchange controls, government expropriation and general instability.


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

    The Company has been advised by its Chairman of the Board, Samuel J. Heyman, that in 2000, three actions were commenced by creditors or potential creditors of G-I Holdings, two of which were filed against Mr. Heyman and the third against Mr. Heyman and certain other stockholders of G-I Holdings. Two of the actions commenced in 2000 were effectively stayed and the third was dismissed as a result of the G-I Holdings Chapter 11 filing. In September 2001, the Official Committee of Unsecured Creditors of G-I Holdings filed a substantially similar action against Mr. Heyman. The actions allege, among other things, that the distribution by G-I Holdings of the capital stock of the Company to Mr. Heyman and certain G-I Holdings stockholders in January 1997 was without fair consideration and a fraudulent conveyance. These actions seek, among other things, to set aside such distribution and to require Mr. Heyman and such other stockholders to return to G-I Holdings the capital stock of the Company held by them as well as an unspecified amount of damages. The defendants in such actions have advised the Company that they believe these actions are without merit and that the defendants intend to vigorously oppose them. However, if such actions were successful, the plaintiffs could seek to undo such distribution, which could result in a change of control of the Company. See Note 13 for a discussion of the Senior Credit Facilities.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 19.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)


  ENVIRONMENTAL LITIGATION

    The Company, together with other companies, is a party to a variety of proceedings and lawsuits involving environmental matters ("Environmental Claims"), under the Comprehensive Environmental Response Compensation and Liability Act, Resource Conservation and Recovery Act and similar state laws, in which recovery is sought for the cost of cleanup of contaminated sites or remedial obligations are imposed, a number of which Environmental Claims are in the early stages or have been dormant for protracted periods.

    The Company estimates that its liability with respect to all Environmental Claims (including those relating to its closed Linden, New Jersey plant described below), and certain other environmental compliance expenses, as of December 31, 2001, is approximately $26.6 million, before reduction for insurance recoveries reflected on the Company's Consolidated Balance Sheet (discussed below) of $21.7 million that relate to both past expenses and estimated future liabilities ("estimated recoveries"). While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of the Linden, New Jersey property, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

    After considering the relevant legal issues and other pertinent factors, the Company believes that it will receive the estimated recoveries and that the recoveries could be in excess of the current estimated liability for all Environmental Claims, although there can be no assurance in this regard. The Company believes it is entitled to substantially full defense and indemnity under its insurance policies for most Environmental Claims, although the Company's insurers have not affirmed a legal obligation under the policies to provide indemnity for those claims.

    In June 1997, G-I Holdings commenced litigation against the insurers on behalf of itself and its predecessors, successors, subsidiaries and related corporate entities seeking amounts substantially in excess of the estimated recoveries. While the Company believes that its claims are meritorious, there can be no assurance that the Company will prevail in its efforts to obtain amounts equal to, or in excess of, the estimated recoveries.

    In June 1989, the Company entered into a Consent Order with the New Jersey Department of Environmental Protection ("NJDEP") requiring the development of a remediation plan for its closed Linden, New Jersey plant and the maintenance of financial assurances (currently $7.5 million) to guarantee the Company's performance. This Consent Order does not address any potential natural resource damage claims for which an estimate cannot currently be made. In April 1993, the NJDEP issued orders which require the prevention of discharge of contaminated groundwater and stormwater from the site and the elimination of other potential exposure concerns. The Company believes, although it cannot be certain, that, taking into account its plans for development of the site, it can comply with the NJDEP order at a cost of approximately $17.0 million.


  LEASE COMMITMENTS

    Leases for certain equipment at the Company's mineral products plants are accounted for as capital leases and are included in "Property, plant and equipment, net," at December 31, 2000 and 2001 in the amount of $0.9 and $0.4 million, respectively. The Company also has operating leases for a sale-leaseback transaction related to its Freetown, Massachusetts manufacturing facility, which was entered into in 1998, and for transportation, production and data processing equipment and for various buildings and offices. Rental expense on operating

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 19.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)

leases was $17.3, $17.9 and $17.4 million for 1999, 2000 and 2001, respectively. Future minimum lease payments for properties which were held under long-term noncancelable leases as of December 31, 2001 were as follows:

                                                       CAPITAL  OPERATING
                                                       LEASES    LEASES
                                                  ------------- ----------
                                                          (THOUSANDS)
    2002 .........................................       $140   $10,585
    2003 .........................................        144     9,739
    2004 .........................................          4     8,542
    2005 .........................................          1     7,251
    2006 .........................................         --     1,223
    Later years ..................................         --     7,009
                                                      --------- ---------
    Total minimum payments .......................        289   $44,349
                                                                =========
    Less interest included above .................        (18)
                                                      --------
    Present value of net minimum lease payments ..       $271
                                                      ========


  OTHER MATTERS

    The  Company  has  received  site  designation  for  the  construction  of a hazardous waste treatment, storage and disposal facility at its Linden, New Jersey property and has received approval from the New Jersey Turnpike Authority for a direct access ramp extension from the New Jersey Turnpike to the site. If the Company is successful in securing the necessary permits to construct and operate the hazardous waste facility and decides to proceed with this project, the Company would develop and operate the facility in a separate subsidiary, either on its own or in a joint venture with a suitable partner. The Company estimates that the cost of constructing the facility will be approximately $100 million and, if approved, the facility is anticipated to be in operation three years after commencement of construction. The Company anticipates utilizing internally generated cash and/or seeking project or other independent financing for this project. Accordingly, the Company would not expect such facility to impact materially its liquidity or capital resources. The Company is also investigating other development opportunities at this site consistent with a plan by the County of Union to re-develop the Tremley Point area of Linden. The Company expects that related planning and evaluation efforts will continue through 2002. The net book value of the Linden property at December 31, 2001 was $15.8 million.

    See Note 8 for information regarding additional contingencies.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                         SUPPLEMENTARY DATA (UNAUDITED)

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                                         2000 BY QUARTER                       2001 BY QUARTER
                            -------------------------------------   --------------------------------------
                             FIRST     SECOND  THIRD       FOURTH      FIRST    SECOND     THIRD    FOURTH
                             -----     ------  -----      -------     ------    ------    -------   ------
                                                (MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales .................. $197.9    $200.3   $195.9     $189.8    $203.2    $203.3     $188.6    $192.1
Cost of products sold ......  129.4     127.0    129.7      128.8     133.3     122.3      114.9     130.3
                             ------   -------   ------     ------    ------    ------     ------    ------
Gross profit ............... $ 68.5   $  73.3   $ 66.2     $ 61.0    $ 69.9    $ 81.0     $ 73.7    $ 61.8
                             ======   =======   ======     ======    ======    ======     ======    ======
Operating income(1) ........ $ 25.6   $  29.8   $ 23.9     $  2.1    $ 25.9    $ 35.6     $ 30.5    $ 20.6
                             ======   =======   ======     ======    ======    ======     ======    ======
 Income (loss) before
  income taxes ............  $ 11.8   $  15.2   $ 41.5     $ 76.5    $ 35.4    $  0.2     $ (2.9)   $(31.7)
Income tax (provision)
  benefit .................    (4.1)     (5.4)   (14.5)     (26.9)    (12.4)     (0.1)       1.0      11.1
                             ------   -------   ------      -----     -----    ------     ------    ------
 Income (loss) before
  cumulative effect of
  change in accounting
  principle ...............     7.7       9.8     27.0       49.6      23.0       0.1       (1.9)   (20.6)
Cumulative effect of change
  in accounting principle,
  net of income tax benefit      --        --       --         --      (0.4)      --        --          --
                              -----   -------    -----      -----     -----     -----     ------    ------
Net income (loss) .........   $ 7.7   $   9.8    $27.0     $ 49.6    $ 22.6     $ 0.1     $ (1.9)   $(20.6)
                              =====   =======    =====     ======    ======     =====     ======    ======
Earnings per common
  share(2):
  Basic:
    Income (loss) before
      cumulative effect
      of accounting change .  $ .11   $   .14    $ .40     $ .74     $ .35       $--       $(.03)  $  (.32)
    Cumulative effect of
      accounting change ...      --        --       --        --      (.01)       --         --       --
                              -----   -------    -----     -----     -----       -----     -----   -------
    Net income (loss) .....   $ .11   $   .14    $ .40     $ .74     $ .34       $--       $(.03)  $  (.32)
                              =====   =======    =====     =====     =====       =====     =====   =======
  Diluted:
    Income (loss) before
      cumulative effect
      of accounting change    $ .11   $   .14    $ .40     $ .74     $ .34       $--       $(.03)  $  (.32)
    Cumulative effect
      of accounting
      change ..............     --        --        --       --       (.01)       --         --         --
                              -----     -----    -----     -----     -----       -----    ------   ------
    Net income (loss) .....   $ .11     $ .14    $ .40     $ .74     $ .34       $--      $ (.03)  $  (.32)
                              =====     =====    =====     =====     =====       =====    ======   =======


-------
(1) Operating income for the fourth quarter of 2000 reflects a provision for restructuring of $14.4 million. See Note 4 to Consolidated Financial Statements.

(2) Earnings per share are calculated separately for each quarter and the full year. Accordingly, annual earnings per share will not necessarily equal the total of the quarters.

                                                                     SCHEDULE II
                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                          YEAR ENDED DECEMBER 31, 1999
                                   (THOUSANDS)

                             BALANCE    CHARGED TO                   BALANCE
                             JANUARY 1,  COSTS AND                  DECEMBER 31,
                               1999      EXPENSES    DEDUCTIONS         1999
                            ----------  -----------  -----------   -------------
DESCRIPTION
Valuation and Qualifying
  Accounts Deducted
  From Assets
  to Which They Apply:
    Allowance for doubtful
    accounts ............... $ 2,494   $ 2,026      $ 1,109(a)       $ 3,411
    Reserve for inventory
     market  valuation. ....  21,360     5,063       11,275(a)        15,148
    Reserves for
     restructuring
      and staff reduction .    9,342    2,273(c)     10,291(d)         1,324

                          YEAR ENDED DECEMBER 31, 2000
                                   (THOUSANDS)

                             BALANCE    CHARGED TO                             BALANCE
                             JANUARY 1,  COSTS AND                           DECEMBER 31,
                               2000      EXPENSES    DEDUCTIONS   OTHER          2000
                            ----------  -----------  ----------- --------  -------------
DESCRIPTION
Valuation and Qualifying
  Accounts Deducted From
   Assets to
    which They Apply:
    Allowance for doubtful
    accounts .............   $ 3,411   $ 1,934        $ 434(a)      $  --     $ 4,911
    Reserve for inventory
      market valuation ...    15,148    11,902        8,535(a)      3,798(b)   22,313
    Reserves for restructuring
      and staff reduction .    1,324     3,613        1,324            --       3,613

                          YEAR ENDED DECEMBER 31, 2001
                                   (THOUSANDS)

                             BALANCE    CHARGED TO                   BALANCE
                             JANUARY 1,  COSTS AND                  DECEMBER 31,
                               2001      EXPENSES    DEDUCTIONS        2001
                            ----------  -----------  -----------   -------------
DESCRIPTION
Valuation and Qualifying
  Accounts Deducted From
   Assets to
    which They Apply:
    Allowance for doubtful
     accounts ............   $ 4,911     $ 2,474     $ 1,913(a)      $ 5,472
    Reserve for inventory
      market valuation ...    22,313      10,427       4,708(a)       28,032
    Reserves for restructuring
      and staff reduction .    3,613         --        3,613(e)          --

----------

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

(e) Includes $471 of excess reserves which were reversed and credited to the Consolidated Statement of Income (see Note 4 to Consolidated Financial Statements).