Form 10-Q
period 2002-03-31
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2002-05-15
CIK 1026738

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of May 10, 2002, 64,823,245 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         Part I - FINANCIAL INFORMATION

Item 1 - FINANCIAL STATEMENTS


                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Thousands, except per share amounts)

                                                        Quarter Ended
                                                  -----------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                   ---------  ----------
Net sales........................................  $ 203,197  $  219,124
                                                   ---------  ----------
Costs and expenses:
  Cost of products sold..........................    133,263     145,377
  Selling, general and administrative............     39,977      42,509
  Gain on contract termination...................          -      (2,832)
  Amortization of goodwill and intangibles.......      4,048         402
                                                   ---------  ----------
         Total costs and expenses................    177,288     185,456
                                                   ---------  ----------
Operating income.................................     25,909      33,668
Interest expense.................................    (19,051)    (22,846)
Investment income, net of investment-related
  expenses of $1,031 and $1,140, respectively....     34,677      15,239
Other expense, net...............................     (6,178)     (1,955)
                                                   ---------  ----------
Income before income taxes.......................     35,357      24,106
Income taxes.....................................    (12,402)     (8,183)
                                                   ---------  ----------
Income before extraordinary item and cumulative
  effect of accounting change ...................     22,955      15,923

Extraordinary item - loss on early retirement of
  debt, net of income tax benefit of $2,434......          -      (4,725)

Cumulative effect of accounting change, net of
  income tax benefit of $216.....................       (440)          -
                                                   ---------  ----------
Net income.......................................  $  22,515  $   11,198
                                                   =========  ==========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      (Thousands, except per share amounts)

                                                      Quarter Ended
                                                   ---------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                   ---------  ----------
Earnings per common share:
  Basic:
    Income before extraordinary item and
      cumulative effect of accounting change..     $     .35  $      .24
    Extraordinary item........................            -         (.07)
    Cumulative effect of accounting change....          (.01)          -
                                                   ---------  ----------
    Net income................................     $     .34  $      .17
                                                   =========  ==========
  Diluted:
    Income before extraordinary item and
      cumulative effect of accounting change..     $     .35  $      .24
    Extraordinary item........................            -         (.07)
    Cumulative effect of accounting change....          (.01)          -
                                                   ---------  ----------
    Net income................................     $     .34  $      .17
                                                   =========  ==========

 Weighted average number of common and common equivalent shares outstanding:

  Basic...................................            66,328      64,836
                                                   =========  ==========
  Diluted.................................            66,373      64,918
                                                   =========  ==========


       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                  December 31,    2002
                                                      2001     (Unaudited)
                                                  ------------ -----------
                                                         (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents...................... $   79,509   $  221,045
  Investments in trading securities..............     54,437       50,070
  Investments in available-for-sale securities...    239,273      137,741
  Other short-term investments...................      2,299        2,312
  Restricted cash................................    307,866            -
  Accounts receivable, trade, net................     86,574       98,039
  Accounts receivable, other.....................     20,357       19,783
  Receivable from related parties, net...........      9,009       17,453
  Inventories....................................    190,582      170,825
  Other current assets...........................     41,564       42,015
                                                  ----------   ----------
    Total Current Assets.........................  1,031,470      759,283
Property, plant and equipment, net...............    560,844      555,686
Goodwill, net....................................    502,607      502,607
Intangible assets, net...........................     15,167       14,765
Other assets.....................................     62,480       60,731
                                                  ----------   ----------
Total Assets..................................... $2,172,568   $1,893,072
                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt................................ $      143   $       83
  Current maturities of long-term debt...........    310,265        2,360
  Accounts payable...............................     49,088       46,823
  Accrued liabilities............................     97,659       84,206
  Income taxes...................................      9,799       11,828
                                                  ----------   ----------
    Total Current Liabilities....................    466,954      145,300
                                                  ----------   ----------
Long-term debt less current maturities...........    919,557      911,190
                                                  ----------   ----------
Deferred income taxes............................    109,297      125,694
                                                  ----------   ----------
Other liabilities................................     72,703       70,969
                                                  ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.............................          -            -
  Common stock, $.01 par value per share;
    300,000,000 shares authorized:  69,546,456
    shares issued ...............................        695          695
  Additional paid-in capital.....................    487,156      487,426
  Unearned compensation - restricted stock awards     (1,166)      (3,170)
  Treasury stock, at cost - 4,831,939 and
    4,733,590 shares, respectively...............    (35,621)     (35,092)
  Retained earnings..............................    214,095      225,293
  Accumulated other comprehensive loss...........    (61,102)     (35,233)
                                                  ----------   ----------
    Total Stockholders' Equity...................    604,057      639,919
                                                  ----------   ----------

Total Liabilities and Stockholders' Equity....... $2,172,568   $1,893,072
                                                  ==========   ==========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               Quarter Ended
                                                           -------------------
                                                           April 1,  March 31,
                                                             2001      2002
                                                           --------  ---------
                                                               (Thousands)

Cash and cash equivalents, beginning of period...........  $ 18,181  $ 79,509
                                                           --------  --------
Cash provided by operating activities:
  Net income.............................................    22,515    11,198
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary item.................................         -     4,725
      Cumulative effect of change in accounting principle       440         -
      Depreciation.......................................    12,959    13,753
      Amortization of goodwill and intangibles...........     4,048       402
      Deferred income taxes..............................     7,701     4,215
      Unrealized gains on trading securities and other
        short-term investments...........................   (20,612)   (9,279)
  Increase in working capital items......................   (23,869)   (6,243)
  Purchases of trading securities........................  (143,546) (154,685)
  Proceeds from sales of trading securities..............   153,241   166,999
  Proceeds from sale of accounts receivable..............     1,475     1,410
  Increase in net receivable from related parties........    (5,731)   (8,444)
  Change in cumulative translation adjustment............    (4,557)       78
  Other, net.............................................     5,585      (622)
                                                           --------  --------
Net cash provided by operating activities................     9,649    23,507
                                                           --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures...................................    (9,872)   (8,778)
  Purchases of available-for-sale securities.............   (45,754)  (65,012)
  Proceeds from sales of available-for-sale securities...    12,291   207,292
  Proceeds from sales of other short-term investments....       236         -
                                                           --------  --------
Net cash provided by (used in) investing activities......   (43,099)  133,502
                                                           --------  --------
Cash provided by (used in) financing activities:
  Decrease in short-term debt............................    (8,111)      (60)
  Increase (decrease) in borrowings under revolving
    credit facility......................................    67,100    (7,850)
  Repayments of long-term debt...........................   (28,180) (308,706)
  Call premium on redemption of debt.....................         -    (4,621)
  Decrease in restricted cash............................         -   307,866
  Financing fees and expenses............................         -      (745)
  Repurchases of common stock............................    (1,219)   (1,506)
  Other, net.............................................       124       206
                                                           --------  --------
Net cash provided by (used in) financing activities......    29,714   (15,416)
                                                           --------  --------
Effect of exchange rate changes on cash..................      (536)      (57)
                                                           --------  --------
Net change in cash and cash equivalents..................    (4,272)  141,536
                                                           --------  --------
Cash and cash equivalents, end of period.................  $ 13,909  $221,045
                                                           ========  ========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                          Quarter Ended
                                                       -------------------
                                                        April 1,  March 31,
                                                          2001      2002
                                                       --------- ---------
                                                           (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).............   $ 16,228  $ 29,119
    Income taxes.....................................      3,125     2,000













       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The consolidated financial statements for International Specialty Products Inc. (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at March 31, 2002, and the results of operations and cash flows for the periods ended April 1, 2001 and March 31, 2002. All adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").


Note 1.  Retirement of Debt

     On January 14, 2002, the Company redeemed the remaining $307.9 million aggregate principal amount of its 9% Senior Notes due 2003 (the "2003 Notes"). The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. As a result, the Company recorded an extraordinary loss on the early retirement of debt of $4.7 million ($7.1 million before income tax benefit of $2.4 million), or $.07 diluted earnings per share. The extraordinary charge was comprised of $4.6 million of call premium, $0.2 million of remaining discount amortization and the write-off of $2.3 million of unamortized deferred financing fees. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt.


Note 2.  New Accounting Standard

            On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. The Company is currently in the process of this valuation. The Company has retained an outside appraisal firm to assist in the implementation of SFAS No. 142. At this time, the Company has not finalized the allocation of goodwill to its reporting units. Goodwill impairment, if any, has not been determined. This assessment could result in a material future impairment charge. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 was effective as of January 1, 2002. Following is a reconciliation showing "Income before extraordinary item and cumulative effect of accounting change," "Net income" and related earnings per share, as reported for the quarters ended April 1, 2001 and March 31, 2002, and as adjusted to exclude amortization of goodwill.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 2.  New Accounting Standard - (Continued)

                                                        Quarter Ended
                                                   ---------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                   ---------  ----------
                                                  (Thousands, except per
                                                      share amounts)

Income before extraordinary item and cumulative
  effect of accounting change, as reported.......   $ 22,955    $ 15,923
Add back: goodwill amortization..................      4,048           -
                                                    --------    --------
Adjusted income before extraordinary item and
  cumulative effect of accounting change.........   $ 27,003    $ 15,923
                                                    ========    ========

Net income, as reported..........................   $ 22,515    $ 11,198
Add back: goodwill amortization..................      4,048           -
                                                    --------    --------
Adjusted income before extraordinary item and
  cumulative effect of accounting change.........   $ 26,563    $ 11,198
                                                    ========    ========
Earnings per common share:
  Basic:
    Net income, as reported......................   $    .34    $    .17
    Goodwill amortization........................        .06          -
                                                    --------    --------
    Net income, as adjusted......................   $    .40    $    .17
                                                    ========    ========
  Diluted:
    Net income, as reported......................   $    .34    $    .17
    Goodwill amortization........................        .06          -
                                                    --------    --------
    Net income, as adjusted......................   $    .40    $    .17
                                                    ========    ========


Note 3.  Gain on Contract Termination

              In December 2001, the Company entered into a letter agreement to sell its pharmaceutical fine chemicals business, including its Haifa, Israel-based FineTech Ltd. business and its Columbus, Ohio manufacturing facility to Pharmaceutical Resources, Inc. ("PRI"). In February 2002, the Company received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. On March 14, 2002, the Company announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, the Company received a $3.0 million break-up fee. Accordingly, the Company recognized a first quarter 2002 pre-tax gain of $2.8 million, representing the total cash received in February and March of $3.25 million less related expenses of $0.4 million. Also see Note 9.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 4.  Comprehensive Income
                                                        Quarter Ended
                                                    --------------------
                                                    April 1,   March 31,
                                                      2001       2002
                                                    ---------  ---------
                                                         (Thousands)
Net income........................................   $ 22,515   $ 11,198
                                                     --------   --------
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses)
    on available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $22,867
    and $(16,153).................................    (42,307)    33,781
  Less:  reclassification adjustment
   for gains included in net income,
   net of income taxes of $283 and $2,199.........        524      8,306
                                                    ---------  ---------
  Total change for the period.....................    (42,831)    25,475
                                                    ---------  ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $495 and $1........................       (914)        (2)
  Less: reclassification adjustment for losses
    included in net income, net of income tax
    benefit of $28 and $218.......................        (51)      (375)
                                                    ---------  ---------
  Total change for the period.....................       (863)       373
  Foreign currency translation adjustment.........     (5,093)        21
                                                    ---------  ---------
Total other comprehensive income (loss)...........    (48,787)    25,869
                                                    ---------  ---------
Comprehensive income (loss).......................  $ (26,272) $  37,067
                                                    =========  =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 4.  Comprehensive Income - (Continued)

     Changes in the components of "Accumulated other comprehensive loss" for the quarter ended March 31, 2002 are as follows:

                               Unrealized        Unrealized    Cumulative
                               Gains (Losses)    Losses on     Foreign      Accumulated
                               On Available-     Derivative    Currency     Other
                               for-Sale          Hedging       Translation  Comprehensive
                               Securities        Instruments   Adjustment   Income (Loss)
                               ------------      -----------   -----------  -------------
                                                        (Thousands)
Balance, December 31, 2001..   $    (32,443)     $     (964)   $ (27,695)   $ (61,102)
Change for the period.......         25,475             373           21       25,869
                               -------------     -----------   ----------   ----------
Balance, March 31, 2002.....   $     (6,968)     $     (591)   $ (27,674)   $ (35,233)
                               =============     ===========   ==========   ==========


Note 5.  Business Segment Information
                                                              Quarter Ended
                                                        ---------------------
                                                         April 1,   March 31,
                                                           2001       2002
                                                        ---------   ---------
                                                             (Thousands)
Net sales:
  Personal Care......................................   $  56,261   $  53,296
  Pharmaceutical, Food and Beverage..................      55,507      60,419
  Performance Chemicals, Fine Chemicals and
    Industrial.......................................      72,997      81,381
                                                        ---------   ---------
    Total Specialty Chemicals........................     184,765     195,096
  Mineral Products (1)...............................      18,432      24,028
                                                        ---------   ---------
Net sales............................................   $ 203,197   $ 219,124
                                                        =========   =========
Operating income(2):
  Personal Care .....................................   $  12,190   $   7,519
  Pharmaceutical, Food and Beverage..................      12,903      13,528
  Performance Chemicals, Fine Chemicals and
    Industrial (3)...................................        (147)      7,055
                                                        ---------    ---------
    Total Specialty Chemicals........................      24,946      28,102
  Mineral Products...................................         574       5,669
                                                        ---------   ---------
  Total segment operating income.....................      25,520      33,771
  Unallocated corporate office.......................         389        (103)
                                                        ---------   ---------
Total operating income...............................      25,909      33,668
Interest expense and other, net......................       9,448      (9,562)
                                                        ---------   ---------
Income before income taxes...........................   $  35,357   $  24,106
                                                        =========   =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 5.  Business Segment Information - (Continued)

(1) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $15.2 and $19.1 million for the first quarter of 2001 and 2002, respectively.

(2) Net sales and operating income for the first quarter of 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its Alginates business based on the markets for its products. Sales and operating income for the Alginates business are now included in the Personal Care, Pharmaceutical, Food and Performance Chemicals businesses. Prior to 2001, the sales and operating income of the Alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

(3) Operating income for the first quarter of 2002 for the Performance Chemicals, Fine Chemicals and Industrial segment includes a gain of $2.8 million on the termination of a contract related to the sale of the Fine Tech business (see Note 3).


Note 6.  Hedging and Derivatives

     In June 2001, ISP Chemco Inc., an indirect wholly owned subsidiary of the Company, entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company has designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship has been established whereby the interest rate swaps hedge the risk of changes in the eurodollar rate related to borrowings against the term loan. The interest rate swaps hedge exposure to changes in the eurodollar rate through July 2002.

     At March 31, 2002, the fair value of the interest rate swaps was $(2.2) million and is included within "Accrued liabilities" on the Company's Consolidated Balance Sheet. During the first quarter of 2002, $0.9 million related to the interest rate swaps was reclassified and charged against interest expense. In addition, interest expense was reduced by $0.3 million due to recovery in hedge ineffectiveness. As of March 31, 2002, included in Accumulated Other Comprehensive Loss is a $0.9 million pre-tax loss related to these interest rate swaps.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 7.  Inventories

     Inventories comprise the following:

                                       December 31,   March 31,
                                           2001         2002
                                       ------------   --------
                                              (Thousands)
     Finished goods................     $120,797      $102,824
     Work-in-process...............       36,960        33,557
     Raw materials and supplies....       32,825        34,444
                                        --------      --------
     Inventories...................     $190,582      $170,825
                                        ========      ========

         At December 31, 2001 and March 31, 2002, $60.1 and $56.9 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $3.7 and $2.2 million higher at December 31, 2001 and March 31, 2002, respectively.


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

     While the Company cannot predict whether adverse decisions or events can occur in the future, in the opinion of the Company's management, the resolution of the Environmental Claims should not be material to the business, liquidity, results of operations, cash flows or financial position of the Company. However, adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, and the liability and the financial responsibility of the Company's insurers and of the other parties involved at each site and their insurers, could cause the Company to increase its estimate of its liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

     For further information regarding environmental matters, reference is made to Note 19 to Consolidated Financial Statements contained in the Form 10-K.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 8.  Contingencies - (Continued)

Tax Claim Against G-I Holdings Inc.

     The Company and certain of its subsidiaries were members of a consolidated group for Federal income tax purposes that included G-I Holdings Inc., (the "G-I Holdings Group") in certain prior years and, accordingly, would be severally liable for any tax liability of the G-I Holdings Group in respect of those prior years. Effective as of January 1, 1997, neither the Company nor any of its subsidiaries are members of the G-I Holdings Group.

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. In January 2001, G-I Holdings filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code due to its asbestos-related bodily injury claims relating to the inhalation of asbestos fiber. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 19 to Consolidated Financial Statements contained in the Form 10-K.

Note 9.  Subsequent Events

           On April 19, 2002, the Company announced the sale of its Haifa, Israel-based FineTech, Ltd. business to PRI for $32 million. The Company will record a second quarter pre-tax gain, before expenses, of approximately $5.8 million related to this transaction. See also Note 3.

      On April 26, 2002, the Company announced that it had acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - First Quarter 2002 Compared With First Quarter 2001

     Unless otherwise indicated by the context, "we," "us," "our," and "ISP" refer to International Specialty Products Inc. and its consolidated subsidiaries.

     We recorded first quarter 2002 net income of $11.2 million ($.17 diluted earnings per share) compared with $22.5 million ($.34 diluted earnings per share) in the first quarter of 2001. First quarter 2001 results reflected $4.0 million of goodwill amortization. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment. See further discussion in "-Liquidity and Financial Condition." Net income for the first quarter of 2001, adjusted to exclude goodwill amortization, would have been $26.6 million ($.40 diluted earnings per share). See Note 2 to Consolidated Financial Statements.

     Results for the first quarter of 2002 include a pre-tax gain of $2.8 million on a contract termination related to the sale of the FineTech business (see Note 3 to Consolidated Financial Statements) and an after-tax extraordinary charge of $4.7 million ($.07 diluted earnings per share) on the early retirement of debt (see Note 1 to Consolidated Financial Statements). Results for the first quarter of 2001 included an after-tax charge of $0.4 million ($.01 diluted earnings per share), representing the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding the effects of such nonrecurring items and the goodwill amortization in 2001, adjusted "Income before extraordinary item and cumulative effect of accounting change" for the first quarter of 2002 was $14.1 million ($.22 diluted earnings per share) compared with $27.0 million ($.41 diluted earnings per share) for the first quarter of 2001. On a comparable basis, the lower results in the first quarter of 2002 were attributable to $19.4 million lower investment income and $3.8 million higher interest expense, partially offset by $7.8 million higher operating income and $4.2 million lower other expense.

     Net sales for the first quarter of 2002 were $219.1 million compared with $203.2 million for the same period in 2001. The 8% increase in sales in the first quarter of 2002 resulted primarily from the contribution to sales from the industrial biocides business ($7.7 million), which was acquired on December 31, 2001, and by higher unit volumes in the Mineral Products, Pharmaceutical and Beverage, and Fine Chemicals businesses (totaling $18.4 million), partially offset by lower unit volumes in the Industrial and Personal Care businesses (totaling $4.7 million), lower pricing and mix in the Industrial business ($1.8 million) and by the adverse effect of the stronger U.S. dollar in Europe ($1.9 million).

     Operating income for the first quarter of 2002 was $33.7 million compared with $25.9 million for the first quarter of 2001. Excluding the one-time gain on contract termination of $2.8 million in the first quarter of 2002 and $4.0 million of goodwill amortization in the first quarter of 2001, operating income was $30.8 million for the first quarter of 2002, a 3% increase compared with $29.9 million for the first quarter of 2001. On a comparable basis, the $0.9 million increase in operating income in the first quarter of 2002 was primarily attributable to improvements in operating profits in the Mineral Products and the Performance Chemicals, Fine Chemicals and Industrial business segments (totaling $7.2 million), partially offset by $5.9 million lower operating profits in the Personal Care business segment.

     Interest expense for the first quarter of 2002 was $22.8 million versus $19.1 million for the same period last year. The increase was primarily due to higher average interest rates and, to a lesser extent, higher average borrowings. Investment income in the first quarter of 2002 was $15.2 million compared with $34.7 million in the same period last year, reflecting lower realized and unrealized gains in this year's first quarter. Other expense, net, for the first quarter of 2002 was $2.0 million compared with other expense, net, of $6.2 million in last year's first quarter, with the lower expense due to a $2.5 million provision for environmental liability in last year's first quarter related to a discontinued location and also $1.6 million of foreign exchange losses in last year's first quarter.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment.

Personal Care

         Sales in the first quarter of 2002 were $53.3 million compared with $56.3 million for the same period last year, while operating income for the first quarter of 2002 decreased to $7.5 million from $12.2 million in last year's quarter. The decrease in sales reflected lower unit volumes ($2.3 million), mainly in North and Latin America, and the adverse effect of the stronger U.S. dollar in Europe ($0.6 million). The lower operating income primarily resulted from lower gross margins due to an unfavorable product mix ($2.1 million) and unfavorable manufacturing costs ($2.1 million).

Pharmaceutical, Food and Beverage

         Sales for the Pharmaceutical, Food and Beverage segment were $60.4 million for the first quarter of 2002, a 9% increase compared with $55.7 million for the first quarter of 2001. Sales for the Pharmaceutical and Beverage business increased by 13% in the first quarter of 2002, reflecting higher unit volumes ($6.1 million), primarily higher Pharmaceutical unit volumes in the excipients and oral care markets in Europe and North America. Sales for the alginates food business decreased by 13% due to lower unit volumes ($0.9 million) in North America and Europe.

     Operating income for the Pharmaceutical, Food and Beverage segment was $13.5 million in the first quarter of 2002 compared with $12.9 million in the same period last year. Operating income for the Pharmaceutical and Beverage business increased 12% in the first quarter of 2002 compared with the same period in 2001. The improvement reflected the higher unit volumes, partially offset by an unfavorable product mix ($1.0 million) and higher administrative and selling expenses ($1.7 million). Operating results for the alginates food business decreased by $0.9 million in the first quarter of 2002 due to unfavorable manufacturing costs.

Performance Chemicals, Fine Chemicals and Industrial

         Sales in the first quarter of 2002 were $81.4 million compared with $73.0 million in the first quarter of 2001. The 11.5% higher sales were primarily attributable to the industrial biocides business ($7.7 million), which was acquired on December 31, 2001. In addition, Fine Chemicals sales increased by $6.2 million in the first quarter of 2002 compared with last year's first quarter due to higher sales volumes. Industrial business sales decreased by $4.7 million (12%) in the first quarter versus the same period last year, primarily due to lower unit volumes ($2.4 million) and unfavorable pricing and mix ($1.8 million). Market selling prices of butanediol decreased by approximately 20% in the first quarter of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe later in 2002.

         Operating results for the Performance Chemicals, Fine Chemicals and Industrial segment reflected an operating profit of $7.1 million in the first quarter of 2002 compared with a loss of $0.1 million for the first quarter of 2001. Excluding the $2.8 million gain on contract termination, operating income for the first quarter of 2002 was $4.2 million. The improvement was attributable to a $4.0 million improvement in the Industrial business primarily resulting from favorable manufacturing efficiencies due to consolidation of our butanediol production at our Marl, Germany facility, together with lower methanol and natural gas prices, partially offset by unfavorable pricing, mix and volumes (totaling $3.7 million). Operating income was also favorably impacted by the contribution to income of the industrial biocides business acquired on December 31, 2001. Operating income for the Performance Chemicals and Fine Chemicals businesses declined by a total of $0.8 million in the first quarter of 2002 primarily due to unfavorable manufacturing costs ($2.7 million) and, to a lesser extent, higher operating expenses ($0.8 million), partially offset by the impact of the higher Fine Chemicals volumes ($2.6 million).

Mineral Products

         Sales for the Mineral Products segment for the first quarter of 2002 were $24.0 million compared with $18.4 million for the first quarter of 2001. The $5.6 million (30%) increase reflected $3.9 million (26%) of higher sales to Building Materials Corporation of

America, an affiliate, and $1.7 million (53%) of higher third party sales. The increased sales reflected higher unit volumes ($6.3 million) resulting from an increased demand for roofing granules. Operating income for the first quarter of 2002 was $5.7 million compared with $0.6 million for the first quarter of 2001, reflecting favorable manufacturing efficiencies as well as the impact of the higher volumes.


Liquidity and Financial Condition

         During the first quarter of 2002, our net cash inflow before financing activities was $157.0 million, reflecting $23.5 million of cash generated from operations, the reinvestment of $8.8 million for capital programs and $142.3 million of cash generated from net sales of available-for-sale securities.

         Cash generated from operations in the first quarter of 2002 included a $3.0 million net cash inflow related to investments in trading securities. Excluding this cash inflow, cash provided from operations totaled $20.5 million. Cash invested in additional working capital totaled $6.2 million during the first quarter of 2002, reflecting a $14.0 million decrease in payables and accrued liabilities, primarily due to payments of accrued interest, and a $12.3 million increase in receivables, partially offset by a $19.8 million decrease in inventories. The higher receivables resulted from $27.0 million higher sales in the first quarter versus the fourth quarter of 2001 and the reduced inventories resulted from our inventory reduction program that was substantially completed in the first quarter of 2002.

         Net cash used in financing activities during the first quarter of 2002 totaled $15.4 million, primarily reflecting a $7.9 million decrease in borrowings under our bank revolving credit facility and a $4.6 million call premium on the redemption of debt. On January 14, 2002, we redeemed the remaining $307.9 million aggregate principal amount of our 9% Senior Notes due 2003, which we refer to as the "2003 Notes." The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt. In addition, financing activities included a $1.5 million cash outlay for repurchases of 177,600 shares of our common stock pursuant to our repurchase program. At March 31, 2002, 771,462 shares of common stock remained available for purchase under our repurchase program.

         As a result of the foregoing factors, cash and cash equivalents increased by $141.5 million during the first quarter of 2002 to $221.0 million, excluding $190.1 million of trading and available-for-sale securities and other short-term investments.

     On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. The initial test for impairment, as of January 1, 2002, must be completed by the end of the second quarter of 2002. We are currently in the process of this valuation. We have retained an outside appraisal firm to assist in the implementation of SFAS No. 142. At this time, we have not finalized the allocation of goodwill to our reporting units. Goodwill impairment, if any, has not been determined. This assessment could result in a material future impairment charge. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. SFAS No. 142 was effective as of January 1, 2002.

      On April 19, 2002, we announced the sale of our Haifa, Israel-based FineTech, Ltd. business to Pharmaceutical Resources Incorporated, which we refer to as "PRI," for $32 million. We will record a second quarter pre-tax gain, before expenses, of approximately $5.8 million related to this sale. In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to PRI, including the Haifa-based business and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. On March 14, 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 3 to Consolidated Financial Statements).

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid Corporation in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In April 2002, an announcement was made regarding the possible sale of Polaroid that could negatively impact our ongoing relationship with Polaroid and the utilization of our Freetown plant. As a result of the Polaroid announcement, the sale of the FineTech business and the retention of the Columbus facility (as discussed above), we currently have excess production capacity at the Freetown and Columbus facilities. We are in the process of evaluating the optimal utilization of these facilities. Depending upon the results of this study, an impairment charge related to one or both of these facilities may be necessary. We expect that our evaluation will be completed in the second quarter of this year.

         See Note 8 to Consolidated Financial Statements for information regarding contingencies.

         On April 26, 2002, we announced that we had acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc.

                                   * * *

Forward-looking Statements

         This Quarterly Report on Form 10-Q contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. These forward-looking statements are only predictions and generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee" or other words or phrases of similar import. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. Our operations are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. The forward-looking statements included herein are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. No assurances can be given that projected results or events will be achieved.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2001, equity-related financial instruments employed by us to reduce market risk included long contracts valued at $13.5 million and short contracts valued at $7.2 million. At March 31, 2002, the value of long contracts was $1.7 million and the value of short contracts was $3.9 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gain on equity-related long contracts at December 31, 2001 and March 31, 2002 was $176,000 and $111,000, respectively, and the unrealized gain
(loss) on equity-related short contracts was $45,000 and $(94,000), respectively.

                                     PART II


                                OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         Exhibit Number
         --------------

         10.1 Amendment No.4 to the Amended and Restated Management Agreement, dated as of January 1, 2002 by and among G-I Holdings Inc., Merick Inc., International Specialty Products Inc., GAF Broadcasting Company, Inc., Building Materials Corporation of America and ISP Management Company Inc., as Assignee of ISP Chemco Inc. (incorporated by reference to
                  Exhibit 10.5 to International Specialty Products Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
                  2001).

(b)      Reports on Form 8-K filed during the current quarter:

         No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  May 15, 2002           BY:   /s/Neal E. Murphy
       ------------                 -----------------

                                    Neal E. Murphy
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and
                                      Accounting Officer)