Form 10-Q
period 2002-09-29
INTERNATIONAL SPECIALTY PRODUCTS INC /NEW/
filed 2002-11-13
CIK 1026738

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 29, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of November 8, 2002, 65,138,376 shares of International Specialty Products Inc. common stock (par value $.01 per share) were outstanding.

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (Thousands, except per share amounts)


                                       Third Quarter Ended    Nine Months Ended
                                      ---------------------  -------------------
                                      Sept. 30,   Sept. 29,  Sept. 30,  Sept. 29,
                                         2001        2002       2001      2002
                                      ---------   ---------  --------   ---------
Net sales............................ $ 188,633   $ 208,363  $ 595,124  $ 642,211
                                       --------    --------   --------   --------
Costs and Expenses:
  Cost of products sold..............  (114,896)   (132,105)  (370,491)  (416,137)
  Selling, general and administrative   (39,177)    (40,606)  (120,485)  (126,972)
  Gain on sale of assets.............         -           -          -      5,468
  Gains on settlement of contracts...         -           -          -      6,760
  Amortization of goodwill and
    intangibles......................    (4,048)       (125)   (12,144)      (680)
                                      ---------   ---------  ---------  ---------
     Total costs and expenses .......  (158,121)   (172,836)  (503,120)  (531,561)
                                      ---------   ---------  ---------  ---------
Operating income.....................    30,512      35,527     92,004    110,650
Interest expense.....................   (25,052)    (20,569)   (62,780)   (64,604)
Investment income (loss), net of
  investment-related expenses of
  $1,009, $1,006, $3,569 and $3,504,
  respectively.......................    (7,312)      1,227     13,481     26,467
Other expense, net...................    (1,014)     (4,364)   (10,054)    (6,541)
                                      ---------   ---------  ---------  ---------
Income (loss) before income taxes....    (2,866)     11,821     32,651     65,972
Income tax (provision) benefit.......       989      (4,052)   (11,473)   (22,427)
                                      ---------   ---------  ---------  ---------
Income (loss) before extraordinary
   item and cumulative effect of
   accounting change.................    (1,877)      7,769     21,178     43,545

Extraordinary item - loss on early
  retirement of debt, net of income
  tax benefit of $2,434..............         -           -          -     (4,725)

Cumulative effect of change in
  accounting principle, net of
  income tax benefit of $216 in 2001.         -           -       (440)  (155,400)
                                      ---------   ---------  ---------  ---------
Net income (loss).................... $  (1,877)  $   7,769  $  20,738  $(116,580)
                                      =========   =========  =========  =========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                      (Thousands, except per share amounts)


                                        Third Quarter Ended    Nine Months Ended
                                        --------------------  -------------------
                                        Sept. 30,  Sept. 29,   Sept. 30, Sept. 29,
                                          2001       2002        2001      2002
                                        --------  ---------    --------  --------
Earnings per common share:
  Basic:
    Income (loss) before extraordinary
      item and cumulative effect of
      accounting change..............  $    (.03)  $     .12   $    .32   $   .67
    Extraordinary item...............         -           -          -       (.07)
    Cumulative effect of accounting
       change........................         -           -        (.01)    (2.40)
                                       ---------   ---------  ---------   -------
    Net income (loss)................  $    (.03)  $     .12  $     .31   $ (1.80)
                                       =========   =========  =========   =======
  Diluted:
    Income (loss) before extraordinary
      item and cumulative effect of
      accounting change..............  $    (.03)  $     .12  $     .32   $   .67
    Extraordinary item...............         -           -          -       (.07)
    Cumulative effect of accounting
       change........................         -           -        (.01)    (2.40)
                                       ---------   ---------  ---------   -------
    Net income (loss)................  $    (.03)  $     .12  $     .31   $ (1.80)
                                       =========   =========  =========   =======


 Weighted average number of common
 and common equivalent shares
 outstanding:

  Basic..............................     65,641      64,959     66,050    64,873
                                       =========   =========   ========   =======
  Diluted............................     65,770      65,038     66,137    64,929
                                       =========   =========   ========   =======







      The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       Sept. 29,
                                                         December 31,     2002
                                                             2001     (Unaudited)
                                                         ------------ -----------
                                                                (Thousands)
ASSETS
Current Assets:
  Cash and cash equivalents..........................    $   79,509   $   65,820
  Investments in trading securities..................        54,437      233,667
  Investments in available-for-sale securities.......       239,273      227,409
  Other short-term investments.......................         2,299            -
  Restricted cash....................................       307,866            -
  Accounts receivable, trade, net....................        86,574       90,861
  Accounts receivable, other.........................        20,357       24,322
  Receivable from related parties, net...............         9,009       14,537
  Inventories........................................       190,582      177,584
  Deferred income tax benefits.......................        32,929       36,844
  Other current assets...............................         8,635       10,089
                                                         ----------   ----------
    Total Current Assets.............................     1,031,470      881,133
Property, plant and equipment, net...................       560,844      563,202
Goodwill, net........................................       502,607      330,911
Intangible assets, net...............................        15,167        8,385
Other assets.........................................        62,480       63,074
                                                         ----------   ----------
Total Assets.........................................    $2,172,568   $1,846,705
                                                         ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt....................................    $      143   $   89,190
  Current maturities of long-term debt...............       310,265        2,609
  Accounts payable...................................        49,088       75,200
  Accrued liabilities................................        97,659       96,044
  Income taxes.......................................         9,799       15,906
                                                         ----------   ----------
    Total Current Liabilities........................       466,954      278,949
                                                         ----------   ----------
Long-term debt less current maturities...............       919,557      834,332
                                                         ----------   ----------
Deferred income taxes................................       109,297      136,916
                                                         ----------   ----------
Other liabilities....................................        72,703       66,887
                                                         ----------   ----------
Stockholders' Equity:
  Preferred stock, $.01 par value per share;
    20,000,000 shares authorized:
    no shares issued.................................             -            -
  Common stock, $.01 par value per share; 300,000,000
    shares authorized: 69,546,456 shares issued......           695          695
  Additional paid-in capital.........................       487,156      488,096
  Unearned compensation - restricted stock awards....        (1,166)      (3,063)
  Treasury stock, at cost - 4,831,939 and
    4,457,964 shares, respectively...................       (35,621)     (33,050)
  Retained earnings..................................       214,095       97,515
  Accumulated other comprehensive loss...............       (61,102)     (20,572)
                                                         ----------   ----------
    Total Stockholders' Equity.......................       604,057      529,621
                                                         ----------   ----------
Total Liabilities and Stockholders' Equity...........    $2,172,568   $1,846,705
                                                         ==========   ==========

       The accompanying Notes to Consolidated Financial Statements are an
                       integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                Nine Months Ended
                                                               -------------------
                                                               Sept. 30, Sept. 29,
                                                                  2001      2002
                                                               --------  ---------
                                                                     (Thousands)
Cash and cash equivalents, beginning of period...............  $ 18,181  $ 79,509
                                                               --------  --------
Cash provided by (used in) operating activities:
  Net income (loss)..........................................    20,738  (116,580)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Extraordinary item.....................................         -     4,725
      Cumulative effect of change in accounting principle....       440   155,400
      Gain on sale of assets.................................         -    (5,468)
      Depreciation...........................................    39,542    42,503
      Amortization of goodwill and intangibles...............    12,144       680
      Deferred income taxes..................................      (785)   12,004
      Unrealized (gains) losses on securities and other
        short-term investments...............................     4,584    (1,445)
  (Increase) decrease in working capital items...............   (46,949)   27,066
  Purchases of trading securities............................  (405,621) (456,059)
  Proceeds from sales of trading securities..................   610,191   302,682
  Proceeds (repayments) from sale of accounts receivable.....    (7,791)    3,932
  Increase in net receivable from related parties............    (4,074)   (5,372)
  Change in cumulative translation adjustment................      (734)    9,469
  Other, net.................................................     5,441    (4,151)
                                                               --------  --------
Net cash provided by (used in) operating activities..........   227,126   (30,614)
                                                               --------  --------
Cash provided by (used in) investing activities:
  Capital expenditures and acquisitions......................   (58,716)  (42,551)
  Net proceeds from sale of assets...........................         -    27,271
  Purchases of available-for-sale securities.................  (298,850) (205,050)
  Proceeds from sales of available-for-sale securities.......    92,456   236,321
  Proceeds from sales of other short-term investments........    12,765     2,299
                                                               --------  --------
Net cash provided by (used in) investing activities..........  (252,345)   18,290
                                                               --------  --------
Cash provided by (used in) financing activities:
  Increase (decrease) in short-term debt.....................   (27,037)   89,047
  Proceeds from issuance of debt.............................   527,332         -
  Decrease in borrowings under revolving credit facility.....  (115,400)  (85,250)
  Repayments of long-term debt...............................   (65,059) (308,045)
  Call premium on redemption of debt.........................         -    (4,621)
  (Increase) decrease in restricted cash.....................  (257,649)  307,866
  Financing fees and expenses................................   (13,789)   (1,613)
  Repurchases of common stock................................   (12,257)   (1,506)
  Other, net.................................................     1,284     2,121
                                                               --------  --------
Net cash provided by (used in) financing activities..........    37,425    (2,001)
                                                               --------  --------
Effect of exchange rate changes on cash......................      (219)      636
                                                               --------  --------
Net change in cash and cash equivalents......................    11,987   (13,689)
                                                               --------  --------
Cash and cash equivalents, end of period.....................  $ 30,168  $ 65,820
                                                               ========  ========

                                       4

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

                                                            Nine Months Ended
                                                           -------------------
                                                           Sept. 30, Sept. 29,
                                                              2001      2002
                                                           --------- ---------
                                                                (Thousands)

Supplemental Cash Flow Information:
  Cash paid during the period for:
    Interest (net of amount capitalized).................   $ 49,874  $ 72,054
    Income taxes.........................................      7,114     5,351

Acquisition of FineTech Ltd.:
    Fair market value of assets acquired.................   $ 26,547
    Purchase price of acquisition........................     22,450
                                                            --------
    Liabilities assumed..................................   $  4,097
                                                            ========

Acquisition of mineral products facility:
    Fair market value of assets acquired.................             $ 11,421
    Purchase price of acquisition........................               11,421
                                                                      --------
    Liabilities assumed..................................             $      -
                                                                      ========
























      The accompanying Notes to Consolidated Financial Statements are an
                      integral part of these statements.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     The consolidated financial statements for International Specialty Products Inc. and its consolidated subsidiaries (the "Company") reflect, in the opinion of management, all adjustments necessary to present fairly the financial position of the Company and its consolidated subsidiaries at September 29, 2002, and the results of operations and cash flows for the third quarter and nine months ended September 30, 2001 and September 29, 2002. All adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (the "Form 10-K").


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

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENT - (CONTINUED)

     Following is a reconciliation showing "Income (loss) before extraordinary item and cumulative effect of accounting change," "Net income (loss)" and related earnings per share, as reported for the third quarters and nine months ended September 30, 2001 and September 29, 2002, and as adjusted to exclude amortization of goodwill.


                                      Third Quarter Ended   Nine Months Ended
                                      -------------------- ------------------
                                      Sept. 30, Sept. 29,  Sept. 30, Sept. 29,
                                         2001      2002       2001      2002
                                      --------  ---------  --------  --------
                                       (Thousands, except per share amounts)
Income (loss) before extraordinary
  item and cumulative effect of
  accounting change, as reported..... $  (1,877) $  7,769  $21,178  $  43,545
Add back: goodwill amortization......     4,048        -    12,144         -
                                      ---------  --------  -------  ---------
Income before extraordinary item and
  cumulative effect of accounting
  change, as adjusted................ $   2,171  $  7,769  $33,322  $  43,545
                                      =========  ========  =======  =========

Net income (loss), as reported....... $  (1,877) $  7,769  $20,738  $(116,580)
Add back: goodwill amortization......     4,048        -    12,144         -
                                      ---------  --------  -------  ---------

Net income (loss), as adjusted....... $   2,171  $  7,769  $32,882  $(116,580)
                                      =========  ========  =======  =========

Earnings per common share:
  Basic:
    Net income (loss), as reported .. $    (.03) $    .12  $   .31  $   (1.80)
    Goodwill amortization ...........       .06         -      .19          -
                                      ---------  --------  -------  ---------
    Net income (loss), as adjusted... $     .03  $    .12  $   .50  $   (1.80)
                                      =========  ========  =======  =========

  Diluted:
    Net income (loss), as reported .. $    (.03) $    .12  $   .31  $   (1.80)
    Goodwill amortization ...........       .06         -      .19          -
                                      ---------  --------  -------  ---------
    Net income (loss), as adjusted... $     .03  $    .12  $   .50  $   (1.80)
                                      =========  ========  =======  =========

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


NOTE 5.  INVESTMENT INCOME (LOSS)

     Investment income (loss) for the third quarter and first nine months of 2002 reflects a $39.0 million other than temporary impairment charge related to an available-for-sale equity security held in the Company's investment portfolio. The Company regularly reviews investment securities for impairment based on criteria that includes the length of time and the extent to which cost exceeds market value.


NOTE 6.  ACQUISITION

     In April 2002, the Company acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, the Company also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

                                               Third Quarter Ended    Nine Months Ended
                                              --------------------   --------------------
                                               Sept. 30,  Sept. 29,  Sept. 30,  Sept. 29,
                                                 2001       2002       2001       2002
                                               --------   --------   ---------  ---------
                                                               (Thousands)
Net income (loss)............................   $ (1,877)  $ 7,769   $ 20,738   $(116,580)
                                                --------   -------   --------   ---------
Other comprehensive income (loss), net of tax:
  Change in unrealized losses on
    available-for-sale securities:
  Unrealized holding gains (losses) arising
    during the period, net of income tax
    (provision) benefit of $17,154, $8,435,
    $58,890 and $(3,639), respectively........   (33,478)  (13,803)  (114,365)     13,147
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $1,223, $13,405,
    $1,534 and $10,723, respectively..........    (1,526)  (25,815)    (2,100)    (16,314)
                                                --------   -------   --------   ---------
  Total change for the period.................   (31,952)   12,012   (112,265)     29,461
                                                --------   -------   --------   ---------
  Change in unrealized losses on derivative
    hedging instruments - cash flow hedges:
  Net derivative losses, net of income tax
    benefit of $443, $0, $1,070
    and $12, respectively.....................      (819)        -     (1,979)        (22)
  Less: reclassification adjustment for
    losses included in net income, net of
    income tax benefit of $151, $0, $341
    and $534, respectively....................      (280)        -       (630)       (986)
                                                --------   -------   --------   ---------
  Total change for the period.................      (539)        -     (1,349)        964
                                                --------   -------   --------   ---------
Foreign currency translation adjustment.......     8,023    (1,127)      (953)     10,105
                                                --------   -------   --------   ---------
Total other comprehensive income (loss).......   (24,468)   10,885   (114,567)     40,530
                                                --------   -------   --------   ---------
Comprehensive income (loss)...................  $(26,345)  $18,654   $(93,829)  $ (76,050)
                                                ========   =======   ========   =========


     Changes in the components of "Accumulated other comprehensive loss" for the nine months ended September 29, 2002 are as follows:

                               Unrealized      Unrealized     Cumulative
                               Gains (Losses)  Losses on      Foreign      Accumulated
                               on Available-   Derivative     Currency     Other
                               for-Sale        Hedging        Translation  Comprehensive
                               Securities      Instruments    Adjustment   Loss
                               ------------    -----------    -----------  -------------
                                                        (Thousands)
Balance, December 31, 2001..   $    (32,443)   $   (964)      $ (27,695)   $ (61,102)
Change for the period.......         29,461         964          10,105       40,530
                               ------------    --------       ---------    ---------
Balance, September 29, 2002.   $     (2,982)   $      -       $ (17,590)   $ (20,572)
                               =============   ========       =========    ==========

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 8.  BUSINESS SEGMENT INFORMATION

                                                Third Quarter Ended     Nine Months Ended
                                               ---------------------   --------------------
                                               Sept. 30,   Sept. 29,    Sept. 30,  Sept. 29,
                                                 2001        2002         2001       2002
                                               ---------   ---------    --------  ---------
                                                                (Thousands)
Net sales (1):
  Personal Care.............................   $  45,487   $  51,047    $ 150,599  $ 156,164
  Pharmaceutical, Food and Beverage.........      57,846      62,269      169,645    181,039
  Performance Chemicals, Fine Chemicals and
    Industrial..............................      61,510      70,493      211,068    230,751
                                               ---------   ---------    ---------  ---------
    Total Specialty Chemicals...............     164,843     183,809      531,312    567,954
  Mineral Products (2)......................      23,790      24,554       63,812     74,257
                                               ---------   ---------    ---------  ---------
Net sales...................................   $ 188,633   $ 208,363    $ 595,124  $ 642,211
                                               =========   =========    =========  =========

Operating income(1):
  Personal Care.............................   $   5,743   $  10,008    $  27,026  $  28,101
  Pharmaceutical, Food and Beverage.........      12,430      16,990       39,354     43,429
  Performance Chemicals, Fine Chemicals and
    Industrial (3)..........................       7,322       2,959       16,907     20,776
                                               ---------   ---------    ---------   --------
    Total Specialty Chemicals...............      25,495      29,957       83,287     92,306
  Mineral Products..........................       5,078       5,540        8,434     18,428
                                               ---------   ---------    ---------   --------
  Total segment operating income............      30,573      35,497       91,721    110,734
  Unallocated corporate office..............         (61)         30          283        (84)
                                               ---------   ---------    ---------  ---------
Total operating income......................      30,512      35,527       92,004    110,650
Interest expense, investment income (loss)
  and other expense, net....................     (33,378)    (23,706)     (59,353)   (44,678)
                                               ---------   ---------    ---------  ---------
Income (loss) before income taxes...........   $  (2,866)  $  11,821    $  32,651  $  65,972
                                               =========  ==========   ==========  =========


(1) Net sales and operating income for the third quarter and the first nine months of 2001 for the three Specialty Chemicals business segments have been restated to conform to the 2002 presentation. In 2002, the Company realigned its Alginates business based on the markets for its products. Sales and operating income for the Alginates business are now included in the Personal Care, Pharmaceutical, Food and Performance Chemicals businesses. Prior to 2001, the sales and operating income of the Alginates business represented the Food business of the Pharmaceutical, Food and Beverage business segment.

(2) Includes sales to Building Materials Corporation of America, an affiliate, and its subsidiaries, of $18.7 and $19.1 million for the third quarter of 2001 and 2002, respectively, and $50.5 and $57.9 million for the first nine months of 2001 and 2002, respectively.

(3) Operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment for the first nine months of 2002 includes a gain of $5.5 million from the sale of the FineTech business (see Note 3) and a $3.9 million gain from the settlement of a manufacturing and supply contract (see Note 4). For the first nine months of 2002, operating income for the Performance Chemicals, Fine Chemicals and Industrial business segment also includes a gain of $2.8 million from the termination of a contract related to the sale of the FineTech business (see Note 4).

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

Note 9.  HEDGING AND DERIVATIVES

     In June 2001, ISP Chemco Inc., an indirect wholly owned subsidiary of the Company, entered into $450.0 million of Senior Credit Facilities, which include a $225.0 million term loan. The Company designated interest rate swaps, with a notional amount of $100 million, as a hedge of its exposure to changes in the eurodollar rate under the term loan. The interest rate swaps are structured to receive interest based on the eurodollar rate and pay interest on a fixed rate basis. A cash flow hedging relationship was established whereby the interest rate swaps hedged the risk of changes in the eurodollar rate related to borrowings against the term loan through July 2002. These swaps matured in June and July of 2002. During the first nine months of 2002, $1.9 million related to the interest rate swaps was reclassified and charged against interest expense.


NOTE 10.  INVENTORIES

     Inventories comprise the following:

                                       December 31,   September 29,
                                           2001            2002
                                       ------------   -------------
                                              (Thousands)
     Finished goods................     $120,797         $110,739
     Work-in-process...............       36,960           31,943
     Raw materials and supplies....       32,825           34,902
                                        --------         --------
     Inventories...................     $190,582         $177,584
                                        ========         ========

     At December 31, 2001 and September 29, 2002, $60.1 and $61.6 million, respectively, of domestic inventories were valued using the LIFO method. If the FIFO inventory method had been used for these inventories, the value of inventories would have been $3.7 and $2.1 million higher at December 31, 2001 and September 29, 2002, respectively.

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 11.  CONTINGENCIES

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

     On September 15, 1997, G-I Holdings received a notice from the Internal Revenue Service (the "IRS") of a deficiency in the amount of $84.4 million (after taking into account the use of net operating losses and foreign tax credits otherwise available for use in later years) in connection with the formation in 1990 of Rhone-Poulenc Surfactants and Specialties, L.P. (the "surfactants partnership"), a partnership in which G-I Holdings held an interest. G-I Holdings has advised the Company that it believes that it will prevail in the tax matter arising out of the surfactants partnership, although there can be no assurance in this

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE 11. CONTINGENCIES - (CONTINUED)

regard. The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position or results of operations. On September 21, 2001, the IRS filed a proof of claim with respect to such deficiency against G-I Holdings in the G-I Holdings bankruptcy. On May 7, 2002, G-I Holdings filed an objection to that proof of claim. On July 13, 2002, the IRS filed a motion with the U.S. District Court for a withdrawal of the reference to the bankruptcy court of G-I Holdings' objection to the proof of claim, which motion remains pending. If such proof of claim is sustained, the Company and/or some of the Company's subsidiaries, together with G-I Holdings and several current and former subsidiaries of G-I Holdings, would be severally liable for such taxes and interest in the amount of approximately $250.0 million should G-I Holdings be unable to satisfy such liability. For additional information relating to G-I Holdings, reference is made to Notes 8, 16 and 19 to Consolidated Financial Statements contained in the Form 10-K.


NOTE 12.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The Company is in the process of assessing the impact of this Statement on its financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. The Company intends to adopt SFAS No. 145 effective January 1, 2003, which will result in the Company's first quarter 2002 pre-tax loss of $7.1 million on the early extinguishment of debt being reclassified to other expense, net.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or

                      INTERNATIONAL SPECIALTY PRODUCTS INC.

NOTE  12.  NEW ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This
Statement also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is in the process of assessing the impact of this Statement on its financial statements.


NOTE 13.  PROPOSED PURCHASE OF SHARES OF COMMON STOCK

     On July 8, 2002, the Company announced that its Board of Directors had received a letter from Samuel J. Heyman, the Chairman of the Board, proposing that the Board consider a going private transaction whereby holders of shares of the Company's common stock (other than those shares beneficially owned by Mr. Heyman) would receive $10 in cash per share. The Board of Directors formed a Special Committee that consists of Company directors who are not officers of the Company to evaluate this proposal.

     On November 7, 2002, the Company announced that the Special Committee and Mr. Heyman reached an agreement on such transaction whereby the holders of the Company's publicly traded shares (other than Mr. Heyman) would receive $10.30 in cash per share.

     On November 8, 2002, the Company's Board of Directors approved the agreement reached by the Special Committee and Mr. Heyman and also approved the definitive merger agreement, as the transaction is expected to proceed as a merger. Completion of the merger will be subject to certain closing conditions, including approval by holders of a majority of the Company's shares and holders of a majority of the votes cast by holders of shares not beneficially owned by Mr. Heyman or the Directors or officers of the Company. The transaction has a value of approximately $130 million.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Unless  otherwise  indicated by the  context,  "we," "us," "our," and "ISP"
refer  to   International   Specialty   Products   Inc.  and  its   consolidated
subsidiaries.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent liabilities. On an on-going basis, we evaluate our estimates, including but not limited to those related to doubtful accounts, inventory valuation, investments, environmental liabilities, goodwill and intangible assets, pensions and other postemployment benefits, and contingent liabilities. We base our estimates on historical experience adjusted for current conditions, and on various other assumptions that are believed to be reasonable under the current circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We do not anticipate any changes in management estimates that would have a material impact on our operations, liquidity or capital resources. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results of operations and require our management's more significant judgments and estimates in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously assesses the financial condition of our customers and the markets in which these customers participate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

     Inventories are valued at the lower of cost or market. The LIFO (last-in, first-out) method is utilized to determine cost for substantially all domestic acetylene-based finished goods and work-in-process and the raw materials to produce these products. All other inventories are valued on the FIFO (first-in, first out) method. We write down our inventories for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Short-Term Investments

     Our investment strategy is to seek returns in excess of money market rates on our available cash while minimizing market risks. There can be no assurance that we will be successful in implementing such a strategy. We invest primarily in international and domestic arbitrage and securities of companies involved in acquisition or reorganization transactions. From time to time, we invest in securities of companies that we consider undervalued. With respect to our equity positions, we are exposed to the risk of market loss.

     Our short-term investments are reported at fair value. For securities classified as "trading" (including short positions), unrealized gains and losses are reflected in the results of operations. For securities classified as "available-for-sale," unrealized gains and losses, net of income tax effect, are included in a separate component of shareholder's equity, "Accumulated other comprehensive income (loss)." The determination of cost in computing realized and unrealized gains and losses is based on the specific identification method. We periodically review available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value. Declines in the value of these investments or adverse changes in market conditions could result in impairment charges in the future.

Goodwill and Other Intangibles

     Through December 31, 2001, we amortized goodwill and certain other intangible assets on a straight-line basis over the expected useful lives of the underlying assets. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer being amortized over its estimated useful life, but rather will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. We adopted SFAS No. 142 on January 1, 2002. Accordingly, we completed a transitional impairment test, effective January 1, 2002, and recognized a goodwill impairment loss of $155.4 million as the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with our Performance Chemicals, Fine Chemicals and Industrial business segment. We use both a market comparable approach and income approach to determine the fair value of our reporting units. We will perform our annual test for impairment before the end of the year 2002.

     Other intangible assets will be amortized over their useful lives. The useful life of an intangible asset is based on management's assumptions regarding the expected use of the asset and other assumptions. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

Environmental Liability

     We accrue environmental costs when it is probable that we have incurred a liability and the expected amount can be reasonably estimated. The amount accrued reflects our assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potential responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Adverse decisions or events, particularly as to increases in remedial costs, discovery of new contamination, assertion of natural resource damages, plans for development of our Linden, New Jersey property, and the liability and the financial responsibility of our insurers and of the other parties involved at each site and their insurers, could cause us to increase our estimate of liability in respect of those matters. It is not currently possible to estimate the amount or range of any additional liability.

Pension and Other Postemployment Benefits

     We maintain defined benefit plans that provide eligible employees with retirement benefits. In addition, while we generally do not provide postretirement medical and life insurance benefits, we subsidize such benefits for certain employees and certain retirees. The costs and obligations related to these benefits reflect our assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increases for employees. Projected health care benefits additionally reflect our assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.


RESULTS OF OPERATIONS - THIRD QUARTER 2002 COMPARED WITH
                        THIRD QUARTER 2001

     We recorded third quarter 2002 net income of $7.8 million ($.12 diluted earnings per share) compared with a net loss of $1.9 million ($.03 per diluted share) in the third quarter of 2001. Third quarter 2001 results reflected $4.0 million of goodwill amortization. Net income for the third quarter of 2001, adjusted to exclude the goodwill amortization, was $2.1 million ($.03 diluted earnings per share). On a comparable basis, the improved results for the third quarter of 2002 reflected $8.5 million higher investment income, $4.5 million lower interest expense and $1.0 million higher operating income, partially offset by $3.4 million increased other expense, net.

     Net sales for the third quarter of 2002 were $208.4 million compared with $188.6 million for the same period in 2001. The 10.5% increase in sales resulted primarily from the contribution to sales from the biocides business ($7.9 million), which was acquired on December 31, 2001, higher unit volumes in the Personal Care, Pharmaceutical, Performance Chemicals and Industrial businesses (totaling $13.4 million), and the favorable impact of the weaker U.S. dollar in Europe ($4.4 million). Lower pricing in the Industrial and Personal Care businesses (totaling $4.7 million) partially offset the sales gains.

     Gross margins for the third quarter of 2002 were 36.6% compared with 39.1% in the third quarter of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy and price declines in the Industrial business.

     Operating income for the third quarter of 2002 was $35.5 million compared with $30.5 million for the third quarter of 2001. Excluding the $4.0 million of goodwill amortization in the third quarter of 2001, operating income was $34.5 million for the third quarter of 2001. On a comparable basis, operating income in the Personal Care business was up $3.0 million mainly due to higher volumes, while in the Pharmaceutical, Food and Beverage business, operating income increased $3.5 million primarily due to improved volumes and mix in pharmaceutical products. Operating income was lower in Performance Chemicals, Fine Chemicals and Industrial, as strength in Performance Chemicals (up $3.9 million), which includes the additional profit contribution from the biocides business, did not offset unfavorable pricing and higher manufacturing costs in Industrial (totaling $5.8 million) and lower volumes in Fine Chemicals ($7.0 million). Operating income for the Mineral Products business decreased by $0.3 million on 3% higher sales due to increased manufacturing costs. Selling, general and administrative expenses for the third quarter of 2002 increased 4% to $40.6 million from $39.2 million in the same period last year, primarily due to the biocides acquisition and to higher selling and distribution costs, but those expenses as a percentage of sales were 19.5% compared with 20.8% in last year's third quarter.

     Interest expense for the third quarter of 2002 was $20.6 million versus $25.1 million for the same period last year. The 18% decrease was due to lower average borrowings. Investment income in the third quarter of 2002 was $1.2 million compared with investment losses of $7.3 million in the same period last year. Investment income for the third quarter of 2002 reflects a $39.0 million impairment charge related to an available-for-sale equity security held in our investment portfolio. Other expense, net, for the third quarter of 2002 was $4.3 million compared with $1.0 million in last year's third quarter, with the increased expense due to unfavorable foreign exchange.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the third quarter of 2002 by the absence of goodwill amortization. The business segment discussion that follows excludes the impact of goodwill amortization on third quarter 2001 results. Goodwill amortization in the third quarter of 2001 by business segment was as follows:

                                          (Millions)
                                          ----------
   Personal Care                             $1.2
   Pharmaceutical, Food and Beverage          1.0
   Performance Chemicals, Fine Chemicals
      and Industrial                          1.0
   Mineral Products                           0.8

Personal Care

     Sales in the third quarter of 2002 were $51.0 million compared with $45.5 million for the same period last year, while operating income for the third quarter of 2002 increased to $10.0 million from $7.0 million in last year's third quarter. The 12% increase in sales resulted from higher unit volumes in both hair care and skin care products ($5.2 million), mainly in North America and Europe, and also as a result of the favorable impact of the weaker U.S. dollar in Europe ($1.2 million). The higher operating income resulted from the favorable volumes ($3.7 million), the favorable impact of the weaker dollar ($0.9 million) and $1.0 million lower operating expenses, partially offset by unfavorable manufacturing costs ($1.8 million).

Pharmaceutical, Food and Beverage

     Sales for the Pharmaceutical, Food and Beverage segment were $62.3 million for the third quarter of 2002 compared with $57.8 million for the third quarter of 2001. The 8% sales growth reflected higher unit volumes ($3.1 million), primarily in the pharmaceutical excipients market in North America and Asia, and also reflected the favorable impact of the weaker U.S dollar in Europe ($1.4 million).

     Operating income for the Pharmaceutical, Food and Beverage segment was $17.0 million in the third quarter of 2002 compared with $13.5 million in the same period last year. The 26% increase in earnings primarily resulted from improved volumes ($3.3 million) in pharmaceutical products, and the favorable impact of the weaker dollar ($1.1 million), partially offset by unfavorable manufacturing costs ($0.9 million).

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the third quarter of 2002 were $70.5 million compared with $61.5 million in the third quarter of 2001. The 15% increase in sales was primarily attributable to the biocides business ($7.9 million), which was acquired on December 31, 2001. The increased sales also reflected higher Performance
Chemicals and Industrial volumes (totaling $5.5 million) in the industrial specialty, agriculture and specialty coatings markets, in addition to the favorable impact of the weaker U.S dollar in Europe ($1.8 million). These sales increases were partially offset by lower pricing in the Industrial business ($3.9 million). In the Fine Chemicals business, the lack of sales to Polaroid more than offset increased sales volumes of bulk pharmaceuticals and pharmaceutical intermediates.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $3.0 million in the third quarter of 2002 compared with $8.4 million for the third quarter of 2001. The reduction in operating income was attributable to losses from the Fine Chemicals business due to unfavorable volumes and the loss of sales to Polaroid (totaling $7.0 million). In addition, Industrial profits were lower due to the impact of unfavorable pricing ($3.9 million) and unfavorable manufacturing costs ($2.0 million). Partially offsetting these reductions in operating profits was $3.9 million higher operating income in Performance Chemicals due to higher volumes and favorable manufacturing efficiencies (totaling $1.9 million) and also to the additional profit contribution from the biocides business.

Mineral Products

     Sales for the Mineral Products segment for the third quarter of 2002 were $24.6 million compared with $23.8 million for the third quarter of 2001. The 3% increase was due equally to higher sales to Building Materials Corporation of America, an affiliate, and to higher third party sales. We are beginning to experience competitive pricing pressures in the Mineral Products business as a result of additional capacity coming on stream in the industry.

     Operating income for the third quarter of 2002 was $5.5 million compared with $5.8 million for the third quarter of 2001, reflecting unfavorable manufacturing costs due to start-up costs associated with the Ione, California roofing granules plant acquired in April 2002.


RESULTS OF OPERATIONS - FIRST NINE MONTHS 2002 COMPARED WITH
                        FIRST NINE MONTHS 2001

     For the first nine months of 2002, we recorded a net loss of $116.6 million ($1.80 per diluted share) compared with net income of $20.7 million ($.31 diluted earnings per share) in the first nine months of 2001. In accordance with the adoption of SFAS No. 142, we completed a transitional test for impairment of goodwill, and, accordingly, recorded a $155.4 million ($2.40 per diluted share) charge, effective January 1, 2002, for the cumulative effect of a change in accounting principle. The write-off represents the goodwill associated with our Performance Chemicals, Fine Chemicals and Industrial business segment and was based upon our estimate of fair value for these businesses, considering expected future cash flows and profitability.

     First nine months 2002 results also include a $5.5 million pre-tax gain from the sale of the FineTech business, $6.8 million of pre-tax gains from contract settlements and an after-tax extraordinary charge of $4.7 million ($.07 per diluted share) on the early retirement of debt. First nine months 2001 results included $12.1 million of goodwill amortization, prior to the adoption of SFAS No. 142, and an after-tax charge of $0.4 million ($.01 per diluted share) for the cumulative effect of adopting SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Excluding such charges and nonrecurring gains discussed above, adjusted "Income before extraordinary item and cumulative effect of accounting change" for the first nine months of 2002 was $35.5 million ($.55 diluted earnings per share) compared with $33.3 million ($.50 diluted earnings per share) for the first nine months of 2001. On a comparable basis, the higher results for the first nine months of 2002 were attributable to $13.0 million higher investment income and $3.5 million lower other expense, net, partially offset by $5.7 million lower adjusted operating income (excluding the nonrecurring gains) and $1.8 million higher interest expense.

     Net sales for the first nine months of 2002 were $642.2 million compared with $595.1 million for the same period in 2001. The 8% increase in sales in the first nine months of 2002 resulted primarily from the contribution to sales from the biocides business ($25.6 million), which was acquired on December 31, 2001, and by higher unit volumes in the Pharmaceutical, Mineral Products, Personal Care and Industrial businesses (totaling $35.6 million). The weaker U.S. dollar in Europe also had a favorable impact ($5.2 million) on net sales. Partially offsetting these increases was lower pricing in the Industrial, Fine Chemicals and Personal Care businesses (totaling $19.2 million).

     Gross margins for the first nine months of 2002 were 35.2% compared with 37.7% in the first nine months of 2001. The decline in margins resulted primarily from a reduction in the Fine Chemicals business due to the Polaroid bankruptcy, unfavorable manufacturing costs, and the lower pricing in the Industrial, Fine Chemicals and Personal Care businesses.

     Operating income for the first nine months of 2002 was $110.7 million compared with $92.0 million for the first nine months of 2001. Excluding the $12.2 million of nonrecurring pre-tax gains on the sale of the FineTech business and the settlements of contracts in the first nine months of 2002 and $12.1 million of goodwill amortization in the first nine months of 2001, adjusted operating income was $98.4 million for the first nine months of 2002 compared with $104.1 million for the first nine months of 2001. On a comparable basis, the $5.7 million decrease in operating income in the first nine months of 2002 was primarily attributable to lower results in the Fine Chemicals, Industrial and Personal Care businesses (totaling $19.7 million). Partially offsetting these lower results were improved operating profits in the Mineral Products and Pharmaceutical businesses (totaling $10.2 million) and the contribution to income from the biocides business. Selling, general and administrative expenses increased 5% in the first nine months of 2002 to $127.0 million from $120.5 million in the same period last year, primarily due to the biocides acquisition and higher selling and distribution costs, but those expenses as a percentage of sales were 19.8% compared with 20.2% last year.

     Interest expense for the first nine months of 2002 was $64.6 million versus $62.8 million for the same period last year. The increase was due to higher average interest rates, partially offset by lower average borrowings. Investment income for the first nine months of 2002 was $26.5 million compared with $13.5 million in the same period last year. Investment income for the first nine months of 2002 reflects a $39.0 million impairment charge related to an available-for-sale equity security held in our investment portfolio. Other expense, net, for the first nine months of 2002 was $6.5 million compared with other expense, net, of $10.1 million in last year's period, with the lower expense due to the impact of a weaker U.S. dollar in Europe and Asia and a $1.4 million higher provision for environmental liability in last year's first nine months.

Business Segment Review

     A discussion of operating results for each of our business segments follows. We operate our Specialty Chemicals business through three reportable business segments, in addition to the Mineral Products segment. Each business segment was favorably impacted in the first nine months of 2002 by the absence of goodwill amortization. The business segment discussion that follows excludes the impact of goodwill amortization on nine months 2001 results. Goodwill amortization in the first nine months of 2001 by business segment was as follows:
                                          (Millions)
                                          ----------
   Personal Care                             $3.6
   Pharmaceutical, Food and Beverage          3.1
   Performance Chemicals, Fine Chemicals
      and Industrial                          3.1
   Mineral Products                           2.3


Personal Care

     Sales in the first nine months of 2002 were $156.2 million compared with $150.6 million in the same period last year, while operating income for the first nine months of 2002 decreased to $28.1 million from $30.7 million in the same period last year. The 4% increase in sales resulted from higher unit volumes in both hair care and skin care products ($7.3 million), mainly in North America and Europe, and also as a result of the favorable impact of the weaker U.S. dollar in Europe ($1.3 million). The lower operating income resulted primarily from unfavorable manufacturing costs and pricing ($7.0 million), partially offset by the impact of the favorable volumes ($3.5 million) and the favorable impact of the weaker U.S. dollar ($0.9 million).

Pharmaceutical, Food and Beverage

     Sales for the Pharmaceutical, Food and Beverage segment were $181.0 million for the first nine months of 2002, a 7% increase compared with $169.6 million for the first nine months of 2001. Sales for the Pharmaceutical business increased by 11.5% in the first nine months of 2002, reflecting higher unit volumes ($11.1 million), primarily in the excipients and oral care markets in Europe and North America. Sales for the Beverage and alginates food businesses decreased by 2% and 4%, respectively, due to lower unit volumes and pricing (totaling $1.7 million), primarily in Europe and Latin America.

     Operating  income for the  Pharmaceutical,  Food and  Beverage  segment was
$43.4 million in the first nine months of 2002 compared with $42.4 million in the same period last year. Operating income for the Pharmaceutical business increased 8% in the first nine months of 2002 compared with the same period in 2001. The improvement reflected the impact of the higher unit volumes ($5.0 million) and the favorable impact of the weaker U.S. dollar ($0.9 million), partially offset by unfavorable manufacturing costs ($0.9 million). Operating results for the Beverage and alginates food businesses decreased by a total of $2.7 million in the first nine months of 2002 due primarily to unfavorable manufacturing costs ($1.5 million) and, to a lesser extent, to the lower volumes and pricing.

Performance Chemicals, Fine Chemicals and Industrial

     Sales in the first nine months of 2002 were $230.8 million compared with $211.1 million in the first nine months of 2001. The 9% higher sales were attributable to the biocides business ($25.6 million), which was acquired on December 31, 2001. Sales for the Performance Chemicals, Fine Chemicals and Industrial businesses, excluding biocides, decreased by a total of $5.9 million (3%) due to lower pricing in Industrial and Fine Chemicals (totaling $16.2 million). Partially offsetting these sales declines were higher Industrial volumes ($8.7 million) and the favorable impact of the weaker U.S. dollar in Europe ($2.5 million). Market selling prices of butanediol decreased in the first nine months of 2002 compared with average 2001 levels due to weakening demand and in anticipation of new capacity coming on stream in Europe. Sales for the Fine Chemicals business were unfavorably impacted due to the loss of Polaroid sales as a result of Polaroid's bankruptcy.

     Operating income for the Performance Chemicals, Fine Chemicals and Industrial segment was $20.8 million in the first nine months of 2002 compared with $20.0 million for the first nine months of 2001. Excluding the $5.5 million gain on the sale of the FineTech business and the $6.8 million of gains on contract settlements, operating income for the first nine months of 2002 was $8.5 million. The decline in operating profits was primarily attributable to losses in the Fine Chemicals business due to the loss of Polaroid sales and unfavorable pricing ($3.1 million). Operating profits for the Industrial business were 56% lower for the first nine months of 2002 due to the impact of unfavorable pricing ($13.0 million). Partially offsetting these unfavorable factors were favorable manufacturing efficiencies ($4.4 million) due to consolidation of our butanediol production at our Marl, Germany facility, together with lower methanol and natural gas prices. The lower operating profits from the Fine Chemicals and Industrial businesses were partially offset by $5.7 million higher operating income in Performance Chemicals, primarily reflecting the profit contribution from the biocides business, and also due to favorable manufacturing efficiencies and volumes (totaling $2.2 million).

Mineral Products

     Sales for the Mineral Products segment for the first nine months of 2002 were $74.3 million compared with $63.8 million for the first nine months of 2001. The $10.5 million (16%) increase reflected $7.4 million (15%) higher sales to Building Materials Corporation of America, an affiliate, and $3.1 million (23%) higher third party sales. The increased sales reflected higher unit volumes ($8.6 million) resulting from an increased market demand for roofing granules. We are beginning to experience competitive pricing pressures in the Mineral Products business as a result of additional capacity coming on stream in the industry.

     Operating income for the first nine months of 2002 was $18.4 million, a 72% increase compared with $10.7 million for the same period in 2001, reflecting favorable manufacturing efficiencies and lower natural gas costs ($3.9 million), as well as the impact of the higher volumes.


LIQUIDITY AND FINANCIAL CONDITION

     During the first nine months of 2002, our net cash outflow before financing activities was $12.3 million, reflecting $30.6 million of cash used in operations, the reinvestment of $42.6 million for capital programs and the acquisition of a Mineral Products manufacturing facility, net cash proceeds of $27.3 million from the sale of the FineTech business and $33.6 million of cash generated from net sales of available-for-sale securities and other short-term investments.

     Cash used in operations in the first nine months of 2002 included a $153.4 million net cash outflow related to net purchases of trading securities. Excluding this cash outflow, cash provided from operations totaled $122.8 million. Cash generated from a decrease in working capital items totaled $27.1 million during the first nine months of 2002, reflecting a $27.5 million net increase in payables and accrued liabilities and a $13.8 million decrease in inventories, partially offset by a $12.8 million increase in receivables. The higher payables reflect a $16.7 million payable for investments purchased but not settled as of the end of the third quarter, and the reduced inventories resulted from an inventory reduction program. The higher receivables resulted from $16.3 million higher sales in the third quarter of 2002 versus the fourth quarter of 2001.

     Net cash used in financing activities during the first nine months of 2002 totaled $2.0 million, primarily reflecting an $85.3 million decrease in borrowings under our bank revolving credit facility and a $4.6 million call premium on the redemption of debt, offset by an $89.0 million increase in short-term borrowings. On January 14, 2002, we redeemed the remaining $307.9 million aggregate principal amount of our 9% Senior Notes due 2003, which we refer to as the "2003 Notes." The 2003 Notes were redeemed at a redemption price of 101.5% of the principal amount plus accrued and unpaid interest to the redemption date. The redemption was funded utilizing a restricted cash escrow account which had been established in 2001 in connection with the issuances of long-term debt. In addition, financing activities included a $1.5 million cash outlay for repurchases of 177,600 shares of our common stock pursuant to our repurchase program. At September 29, 2002, 771,462 shares of common stock remained available for purchase under our repurchase program.

     As a result of the foregoing factors, cash and cash equivalents decreased by $13.7 million during the first nine months of 2002 to $65.8 million, excluding $461.1 million of trading and available-for-sale securities.

     On July 8, 2002, we announced that our Board of Directors had received a letter from Samuel J. Heyman, the Chairman of the Board, proposing that the Board consider a going private transaction whereby holders of shares of our common stock (other than those shares beneficially owned by Mr. Heyman) would receive $10 in cash per share. Such shares total approximately 12.5 million shares, or approximately 19% of our outstanding shares. The Board of Directors formed a Special Committee that consists of Company directors who are not officers of ISP to evaluate this proposal.

     On November 7, 2002, we announced that the Special Committee and Mr. Heyman reached an agreement on such transaction whereby the holders of our publicly traded shares (other than Mr. Heyman) would receive $10.30 in cash per share. The agreement followed a determination by the Special Committee that the transaction consideration is fair to our public shareholders. The Special Committee has been negotiating with Mr. Heyman regarding his previously announced proposal of $10 per share. Lehman Brothers Inc. served as financial advisor to the Special Committee.

     On November 8, 2002, our Board of Directors approved the agreement reached by the Special Committee and Mr. Heyman and also approved the definitive merger agreement as the transaction is expected to proceed as a merger. Completion of the merger will be subject to certain closing conditions, including approval by holders of a majority of our shares and holders of a majority of the votes cast by holders of shares not beneficially owned by Mr. Heyman or the Directors or officers of ISP. The total consideration for such shares of approximately $130 million would be paid out of our available funds.

     In December 2001, we entered into a letter agreement to sell our pharmaceutical fine chemicals business to Pharmaceutical Resources Incorporated, which we refer to as "PRI,", including our Haifa, Israel-based FineTech, Ltd. business and our Columbus, Ohio manufacturing facility. In February 2002, we received a $250,000 payment from PRI in consideration of extending the negotiations pursuant to the letter agreement. In March 2002, we announced that the sale would not be consummated due to the failure of PRI to proceed with the transaction in a timely manner. Under the terms of the letter agreement, we received a $3.0 million break-up fee, which was recorded as income in the first quarter of 2002 (see Note 4 to Consolidated Financial Statements). Following negotiations with PRI, in April 2002, we sold the Haifa-based business to PRI for $32 million. We recorded a second quarter pre-tax gain, after expenses, of $5.5 million related to this sale.

     In April 2002, we acquired the roofing granules manufacturing operations in Ione, California of Reed Minerals, a division of Harsco Corporation. In a related transaction, we also acquired the adjacent quarry operations and certain mining assets from Hanson Aggregates Mid-Pacific, Inc. The total purchase price of the acquisitions was $11.4 million.

     As part of our acquisition of our Freetown, Massachusetts plant in 1998, we entered into a multi-year agreement to supply the imaging dyes and polymers used by Polaroid in its instant film business. In October 2001, Polaroid filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In the third quarter of 2002, the majority of Polaroid's assets were acquired by a new owner. As a result, we no longer have a long-term supply contract with Polaroid. These events have negatively impacted the sale of our fine chemicals products and reduced the utilization of our Freetown plant.

     We have an operating lease for a sale-leaseback transaction related to the Freetown facility, which was entered into in 1998. The lease had an initial term of four years and, at our option, up to three one-year renewal periods. The lease provides for a substantial guaranteed payment by us at the end of each renewal period and includes purchase and return options at fair market values determined at the inception of the lease. We have the right to exercise a purchase option with respect to the leased facility, or the facility can be returned to the lessor and sold to a third party. We are obligated to pay a maximum guaranteed payment amount upon the return of the facility, currently $35.8 million, reduced by 50% of any proceeds from the subsequent sale of the facility in excess of $5.2 million. Under generally accepted accounting principles, we cannot recognize this future obligation or recognize an impairment loss relative to the Freetown facility since, as an operating lease, the Freetown facility is not carried as a long-lived asset on our balance sheet. However, given the current utilization of the Freetown facility as a result of the Polaroid bankruptcy, if we should exercise the purchase option at the end of any future renewal period or at the termination of the lease in 2005, we would anticipate having to recognize a material impairment charge. However, we are working toward increasing the utilization of the Freetown plant and have transferred production of certain personal care products to this facility.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting and reporting standards for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. Upon initial recognition of such liability, an entity must capitalize the asset retirement cost by increasing the carrying amount of the related long-lived asset and subsequently depreciating the asset retirement cost over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. We are in the process of assessing the impact of this Statement on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement of SFAS No. 4 that gains and losses on the early extinguishments of debt be recorded as an extraordinary item unless such gains and losses meet the criteria of APB No. 30 for classification as extraordinary. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, although early application is encouraged. We intend to adopt SFAS No. 145 effective January 1, 2003, which will result in our first quarter 2002 pre-tax loss of $7.1 million on the early extinguishment of debt being reclassified to other expense, net.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are in the process of assessing the impact of this Statement on our financial statements.

     See Note 11 to Consolidated Financial Statements for information regarding contingencies.


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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

     Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, for a discussion of "Market-Sensitive Instruments and Risk Management." As of December 31, 2001, equity-related financial instruments employed by us to reduce market risk included long contracts valued at $13.5 million and short contracts valued at $7.2 million. At September 29, 2002, the value of long contracts was $0.9 million and the value of short contracts was $0.1 million. Such instruments are marked-to-market each month, with unrealized gains and losses included in the results of operations. The unrealized gain (loss) on equity-related long contracts at December 31, 2001 and September 29, 2002 was $176,000 and $(244,000), respectively, and the unrealized gain on equity-related short contracts was $45,000 and $109,000 at December 31, 2001 and September 29, 2002, respectively.



                         ITEM 4. CONTROLS AND PROCEDURES

     The Company's Chief Executive Officer and Chief Financial Officer are responsible for the design, maintenance and effectiveness of disclosure controls and procedures (as defined in the Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934).

     The effectiveness of the disclosure controls and procedures have been evaluated by the Chief Executive Officer and Chief Financial Officer within 90 days of the filing date of this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are adequate and effective.

     There have been no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation in connection with the preparation of this Quarterly Report on Form 10-Q.

                                    PART II


                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On July 8, 2002, the Company announced that its Board of Directors received a letter from Samuel J. Heyman, the Chairman of the Board, proposing that the Board consider a going private transaction whereby holders of shares of the Company's common stock (other than those shares beneficially owned by Mr. Heyman) would receive $10 in cash per share. On November 7, 2002, the Company announced that the Special Committee and Mr. Heyman reached an agreement on such transaction whereby the holders of the Company's publicly traded shares (other than Mr. Heyman) would receive $10.30 in cash per share. The agreement followed a determination by the Special Committee that the transaction consideration is fair to the Company's public shareholders. On November 8, 2002, the Company's Board of Directors approved the agreement.

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

     The Company intends and has been advised that the individual directors also intend to vigorously defend against these purported class actions. With the November 7 and November 8 announcements, respectively, the Company believes that the ultimate outcome of these various actions will not have a material adverse effect on the Company's business, financial position or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     Exhibit Number
     --------------

     99.1 Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K filed during the current quarter:

    No reports on Form 8-K were filed during the three-month period ended September 29, 2002.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTERNATIONAL SPECIALTY PRODUCTS INC.




DATE:  November 13, 2002      BY:   /s/Neal E. Murphy
       -----------------            -----------------

                                    Neal E. Murphy
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial Officer)


DATE:  November 13, 2002      BY:   /s/Kenneth M. McHugh
       -----------------            --------------------

                                    Kenneth M. McHugh
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                                  CERTIFICATION


I, Sunil Kumar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Specialty Products Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

  /s/ Sunil Kumar
----------------------------
Name:  Sunil Kumar
Title: President and Chief Executive Officer

                                  CERTIFICATION


I, Neal E. Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of International Specialty Products Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 13, 2002

  /s/ Neal E. Murphy
-------------------------------
Name:   Neal E. Murphy
Title:  Senior Vice President and
          Chief Financial Officer